Form 10-K/A
period 2021-12-31
IX Acquisition Corp.
filed 2022-05-09
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to IX Acquisition Corp., unless the context otherwise indicates.

IX Acquisition Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2022 (the “Original Form 10-K ”), solely to correct a typographical error in Part III, Item 10 of the Original Form 10-K. Specifically, the table in the section entitled “Directors and Executive Officers” thereunder incorrectly listed Victoria Reid’s position as “Director” instead of “Vice President”. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have repeated the entire text of Part III, Item 10 of Form 10-K in this Amendment. However, there have been no changes to the text of such item other than to correct the typographical error described above.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Guy Willner	58	Executive Chairman and Director

Karen Bach	52	Chief Executive Officer and Director

Noah Aptekar	34	Chief Financial Officer, Chief Operations Officer and Director

Victoria Reid	46	Vice President

Ian Spence	51	Director

Andrew Bartley	58	Director

Eduardo Marini	42	Director

Shannon Grewer	46	Director

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

• meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

• monitoring the independence of the independent registered public accounting firm;

• verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

• inquiring and discussing with management our compliance with applicable laws and regulations;

• pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

• appointing or replacing the independent registered public accounting firm;

• determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

• establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

• monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

• reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We established a compensation committee of the board of directors. The members of our Compensation Committee are Shannon Grewer, Andrew Bartley, and Ian Spence. Ms. Grewer serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

• reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

• reviewing and approving the compensation of all of our other Section 16 executive officers;

• reviewing our executive compensation policies and plans;

• implementing and administering our incentive compensation equity-based remuneration plans;

• assisting management in complying with our proxy statement and annual report disclosure requirements;

• approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

• producing a report on executive compensation to be included in our annual proxy statement; and

• reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II of the Original Form 10-K.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II of the Original Form 10-K.

(3)	Exhibits

The exhibits listed below are or were previously filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.

Exhibit	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021) (1).
4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021) (1).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021) (1).
4.4	Warrant Agreement between IX Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 6, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
4.5	Description of Securities (1).
10.1	Letter Agreement, dated October 6, 2021, by and among the Company, its executive officers, its directors and IX Acquisition Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
10.2	Investment Management Trust Agreement, dated October 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
10.3	Registration Rights Agreement, dated October 6, 2021, by and among the Company, IX Acquisition Sponsor, LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
10.4	Private Placement Warrants Purchase Agreement, October 6, 2021, by and between the Company and IX Acquisition Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).

10.5	Private Placement Warrants Purchase Agreement, October 6, 2021, by and among the Company Cantor Fitzgerald & Co. and Odeon Capital Group, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
10.6

Administrative Services Agreement, October 6, 2021, by and between the Company and IX Acquisition Services LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).

10.7	Capital Commitment Agreement, October 6, 2021, by and between the Company and IX Acquisition Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021) (1).
14.1	Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021) (1).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934 (1).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934 (1).
31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.4*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document.
101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(1) Incorporated by reference to the Registrant’s Form 10-K, filed with the Commission on April 13, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2022

IX ACQUISITION CORP.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer