Form 10-Q
period 2022-03-31
IX Acquisition Corp.
filed 2022-05-13
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 23,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IX ACQUISITION CORP.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from March 1, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended March 31, 2022 and the period from March 1, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from March 1, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES

PART IFINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

IX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$402,607	$611,620
Prepaid expenses	316,847	284,594
Due from related party	3,495	3,495
Total current assets	722,949	899,709
Non-current assets:
Prepaid expenses - non-current	135,026	200,651
Investments held in Trust Account	231,190,808	231,151,505
Total non-current assets	231,325,834	231,352,156
Total Assets	$232,048,783	$232,251,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$29,958	$15,589
Accrued offering costs	—	6,180
Accrued expenses	555,683	375,024
Total current liabilities	585,641	396,793
Non-current liabilities:
Derivative warrant liabilities	3,829,500	7,889,000
Deferred underwriting fee payable	12,100,000	12,100,000
Total non-current liabilities	15,929,500	19,989,000
Total Liabilities	16,515,141	20,385,793

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.05 per share; 23,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	231,190,808	231,151,505

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Subscription receivable	(19,982)	(19,982)
Accumulated deficit	(15,637,759)	(19,266,026)
Total shareholders’ deficit	(15,657,166)	(19,285,433)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:	$232,048,783	$232,251,865

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period From
	For the	March 1, 2021
	Three Months Ended	(Inception) Through
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Operating and formation expenses	$431,268	$5,500
Loss from operations	(431,268)	(5,500)

Other income (expenses):
Unrealized gain on investments held in Trust Account	39,303	—
Interest income on operating account	35	—
Change in fair value of derivative warrant liabilities	4,059,500	—
Total other income (expenses)	4,098,838	—

Net income (loss)	$3,667,570	$(5,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.13	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.00)
(1)	For the period from March 1, 2021 (inception) through March 31, 2021, the amount excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment in full simultaneously with the closing of the Initial Public Offering on October 12, 2021, thus the 750,000 Class B ordinary shares were no longer subject to forfeiture. (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the Three Months Ended March 31, 2022
	Class B		Additional			Total
	Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(39,303)	(39,303)
Net income	—	—	—	—	3,667,570	3,667,570
Balance - March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(19,982)	$(15,637,759)	$(15,657,166)

	For the Period From March 1, 2021 (Inception) Through March 31, 2021
	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 1, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021 (Unaudited)	5,750,000	$575	$24,425	$(5,500)	$19,500
(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment in full simultaneously with the closing of the Initial Public Offering on October 12, 2021, thus the 750,000 Class B ordinary shares were no longer subject to forfeiture. (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the
		Period From
		March 1,
		2021
	For the	(Inception)
	Three Months Ended	Through
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$3,667,570	$(5,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,059,500)	—
Income from investments held in Trust Account	(39,303)	—
Changes in operating assets and liabilities:
Prepaid expenses	33,372	—
Accounts payable	14,369	—
Accrued expenses	180,659	5,500
Net cash used in operating activities	(202,833)	—

Cash Flows from Financing Activities:
Offering costs paid	(6,180)	—
Net cash used in financing activities	(6,180)	—

Net change in cash	(209,013)	—
Cash - beginning of the period	611,620	—
Cash - end of the period	$402,607	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Accrued offering costs	$—	$84,922

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income from the amount held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $30,639,304 consisting of $4,000,000 of underwriting fees, $12,100,000 of deferred underwriting fees, $13,853,689 for the excess of the fair value over the sales price of Founder Shares sold to the Anchor Investors (see Note 5), and $685,615 of other offering costs. At December 31, 2021, cash of $611,620 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023); and (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023) assuming there is no amendment to the Amended and Restated Memorandum and Articles of Association to extend the period of time to consummate a Business Combination or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company's ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company's public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

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

The Company will have until 18 months from the closing of the Initial Public Offering (by April 12, 2023), assuming there is no amendment to the Amended and Restated Memorandum and Articles of Association to extend the period of time to consummate a Business Combination, (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022.

Going Concern Consideration

As of March 31, 2022, the Company had $402,607 in cash held outside of the Trust Account and a working capital deficit of $137,308. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until April 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within 18 months from the Initial Public Offering (by April 12, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were in U.S. Treasury securities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” ("ASC 815"). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company evaluated the Public Warrants (as defined in Note 3) and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the unaudited condensed balance sheets and measured at fair value at inception (on the date of the Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the unaudited condensed statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the unaudited condensed financial statements.

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

The carrying amounts reflected in the unaudited condensed balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters' over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2021	231,151,505
Plus:
Remeasurement of carrying value to redemption value	39,303
Class A ordinary shares subject to possible redemption – March 31, 2022 (unaudited)	231,190,808

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements. Since the Company was incorporated on March 1, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income (loss) shared pro rata between Class A and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 18,650,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period From March 1, 2021 (Inception)
	For the Three Months Ended March 31, 2022		Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,934,056	$733,514	$—	$(5,500)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$—	$(0.00)

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the unaudited condensed statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

Due from Related Party

Due from related party consists of amounts owed from IX Acquisition Services LLC, due to expenses paid by the Company on behalf of IX Acquisition Services LLC, which were settled in full on April 12, 2022.

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and the period from March 1, 2021 (inception) through March 31, 2021, the Company incurred expenses in connection with such services of $30,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no borrowings under these loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. WARRANTS

As of March 31, 2022 and December 31, 2021, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants have been allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and none outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. The initial shareholders, including the Anchor Investors, own 20% of the Company’s issued and outstanding shares on an as-converted basis.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account (1)	$231,190,808	$231,190,808	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,185,000	$2,185,000	$—	$—
Warrant liability – Private Placement Warrants	$1,644,500	$—	$—	$1,644,500
Total Liabilities	$3,829,500	$2,185,000	$—	$1,644,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account (1)	$231,151,505	$231,151,505	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,600,000	$4,600,000	$—	$—
Warrant liability – Private Placement Warrants	$3,289,000	$—	$—	$3,289,000
Total Liabilities	$7,889,000	$4,600,000	$—	$3,289,000

(1)	Includes $1,432 in cash as of March 31, 2022 and December 31, 2021.

The Company utilized a Monte-Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 and March 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market under the ticker IXAQW.

The Company utilized a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	March 31, 2022	December 31, 2021
Stock price	$9.79	$9.70
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.52	5.52
Volatility	5.5%	9.2%
Risk-free rate	2.39%	1.30%
Fair value	$0.23	$0.46

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(1,644,500)
Fair value at March 31, 2022 (unaudited)	$1,644,500

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $4,059,500 within change in fair value of warrant liabilities in the unaudited condensed statements of operations for the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The registration statement for our Initial Public Offering was declared effective on October 6, 2021. On October 12, 2021, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating total gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, Cantor and Odeon generating gross proceeds of $7,150,000.

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a the Trust Account and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023); and (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023) assuming there is no amendment to the Amended and Restated Memorandum and Articles of Association to extend the period of time to consummate a Business Combination or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares.

Going Concern Consideration

As of March 31, 2022, we had $402,607 in cash held outside of the Trust Account and a working capital deficit of $137,308. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until April 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued.

We plan to address this uncertainty through the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within 18 months from the Initial Public Offering (by April 12, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of unaudited condensed financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.  We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2022, we had a net income of $3,667,570, which consisted of a gain of $4,059,500 from the change in fair value of derivative warrant liabilities and an $39,303 in unrealized gain on investments held in Trust Account, and interest income on operating account of $35, which were partially offset by $431,268 in operating and formation expenses (of which $30,000 was for related party administrative fees).

For the period from March 1, 2021 (inception) through March 31, 2021, we had net loss of $5,500, which consisted entirely of formation and operating costs.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Company’s Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Initial Public Offering and may not exercise demand rights on more than one occasion.  The Company bears the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of our sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, we will cease paying these monthly fees. During the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021, we incurred expenses in connection with such services of $30,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors or negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Simultaneously with the closing of the Initial Public Offering, on October 12, 2021, we consummated the private placement (“Private Placement”) of 7,150,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, Cantor and Odeon, generating proceeds of $7.15 million.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 13, 2022	IX Acquisition Corp.

	By:	/s/ Karen Bach
Name: Karen Bach
Title: Chief Executive Officer