Form 10-Q
period 2022-06-30
IX Acquisition Corp.
filed 2022-08-11
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission File Number 001-40878

IX ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1586922
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Arch 124 53 Davies Street London, W1K 5JH United Kingdom Telephone: +44 (0) (203) 983-0450
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

As of August 11, 2022, there were 23,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IX ACQUISITION CORP.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2022 and June 30, 2021, for the Six Months Ended June 30, 2022 and the period from March 1, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and the period from March 1, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from March 1, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES

PART IFINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

IX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$296,461	$611,620
Prepaid expenses	294,750	284,594
Due from related party	2,780	3,495
Total current assets	593,991	899,709
Non-current assets:
Prepaid expenses - non-current	69,401	200,651
Investments held in Trust Account	231,544,826	231,151,505
Total non-current assets	231,614,227	231,352,156
Total Assets	$232,208,218	$232,251,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$3,146	$15,589
Accrued offering costs	—	6,180
Accrued expenses	709,524	375,024
Total current liabilities	712,670	396,793
Non-current liabilities:
Derivative warrant liabilities	2,079,500	7,889,000
Deferred underwriting fee payable	12,100,000	12,100,000
Total non-current liabilities	14,179,500	19,989,000
Total Liabilities	14,892,170	20,385,793

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.07 and $10.05 per share, respectively; 23,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	231,544,826	231,151,505

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Subscription receivable	—	(19,982)
Accumulated deficit	(14,229,353)	(19,266,026)
Total shareholders’ deficit	(14,228,778)	(19,285,433)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:	$232,208,218	$232,251,865

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period From
	For the Three Months Ended June 30,		For the Six Months Ended	March 1, 2021 (Inception)
	2022	2021	June 30, 2022	Through June 30, 2021
Operating and formation expenses	$341,655	$5,677	$772,923	$11,177
Loss from operations	(341,655)	(5,677)	(772,923)	(11,177)

Other income:
Income from investments held in Trust Account	354,018	—	393,321	—
Interest income on operating account	61	—	96	—
Change in fair value of derivative warrant liabilities	1,750,000	—	5,809,500	—
Total other income	2,104,079	—	6,202,917	—

Net income (loss)	$1,762,424	$(5,677)	$5,429,994	$(11,177)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.06	$—	$0.19	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)	$0.19	$(0.00)
(1)	For the period from March 1, 2021 (inception) through June 30, 2021, the amount excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment in full simultaneously with the closing of the Initial Public Offering on October 12, 2021, thus the 750,000 Class B ordinary shares were no longer subject to forfeiture. (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the Three and Six Months Ended June 30, 2022
						Total
	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(39,303)	(39,303)
Net income	—	—	—	—	3,667,570	3,667,570
Balance - March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(19,982)	$(15,637,759)	$(15,657,166)
Repayment of subscription receivable	—	—	—	19,982	—	19,982
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(354,018)	(354,018)
Net income	—	—	—	—	1,762,424	1,762,424
Balance - June 30, 2022 (Unaudited)	5,750,000	$575	$—	$—	$(14,229,353)	$(14,228,778)

	For the Period From March 1, 2021 (Inception) Through June 30, 2021
	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - March 1, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021 (Unaudited)	5,750,000	$575	$24,425	$(5,500)	$19,500
Net loss	—	—	—	(5,677)	(5,677)
Balance - June 30, 2021 (Unaudited)	5,750,000	$575	$24,425	$(11,177)	$13,823

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Six Months Ended	March 1,2021 (Inception)
	June 30, 2022	Through June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$5,429,994	$(11,177)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,809,500)	—
Income from investments held in Trust Account	(393,321)	—
Changes in operating assets and liabilities:
Prepaid expenses	121,094	—
Accounts payable	(12,443)	—
Accrued expenses	334,500	—
Net cash used in operating activities	(329,676)	(11,177)

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory note to Sponsor	—	125,000
Proceeds from subscription receivable	19,982	—
Repayment from advance to related party, net	715	—
Offering costs paid	(6,180)	(100,789)
Net cash provided by financing activities	14,517	24,211

Net change in cash	(315,159)	13,034

Cash - beginning of the period	611,620	—
Cash - end of the period	$296,461	$13,034

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in Promissory note - related party	$—	$11,500
Accrued offering costs	$—	$71,587
Accretion of Class A ordinary shares subject to possible redemption amount	$354,018	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income from the amount held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023); and (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023) assuming there is no amendment to the Amended and Restated Memorandum and Articles of Association to extend the period of time to consummate a Business Combination or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. All public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of June 30, 2022, the Company had approximately $296,000 in cash held outside of the Trust Account and a working capital deficit of approximately$119,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until April 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

In February 2022, the Russian Federation invaded Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were in U.S. Treasury securities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The carrying amounts reflected in the unaudited condensed balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2021	$231,151,505
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	39,303
Class A ordinary shares subject to possible redemption – March 31, 2022 (unaudited)	231,190,808
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	354,018
Class A ordinary shares subject to possible redemption – June 30, 2022 (unaudited)	$231,544,826

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,409,939	$352,485	$4,343,995	$1,085,999

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.19	$0.19

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net (loss)	$—	$(5,677)	$—	$(11,177)

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	—	5,000,000	—	5,000,000

Basic and diluted net (loss) per ordinary share	$—	$(0.00)	$—	$(0.00)

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Cantor and Odeon purchased an aggregate of 7,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,150,000 in the aggregate), $19,982 of which was not yet funded by the Sponsor and recorded as a subscription receivable as of December 31, 2021. The subscription receivable was paid on April 12, 2022.

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

Promissory Note—Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and upon the consummation of the Initial Public Offering. The Company borrowed $250,000 under the Promissory Note and repaid the outstanding balance on October 12, 2021. The Promissory Note was no longer available after the consummation of the Initial Public Offering.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due from Related Party

Due from related party consists of amounts owed from IX Acquisition Sponsor LLC, due to expenses paid by the Company on behalf of IX Acquisition Services LLC. As of June 30, 2022 and December 31, 2021, the Company had approximately $2,800 and $3,500 outstanding, respectively. The Company fully settled these amounts on July 21, 2022 and April 12, 2022, respectively.

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2022 and 2021, the Company incurred expenses in connection with such services of $30,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2022 and the period from March 1, 2021 (inception) through June 30, 2021, the Company incurred expenses in connection with such services of $60,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no borrowings under these loans.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. WARRANTS

As of June 30, 2022 and December 31, 2021, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and none outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. The initial shareholders, including the Anchor Investors, own 20% of the Company’s issued and outstanding shares on an as-converted basis.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account (1)	$231,544,826	$231,544,826	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,150,000	$1,150,000	$—	$—
Warrant liability – Private Placement Warrants	$929,500	$—	$—	$929,500
Total Liabilities	$2,079,500	$1,150,000	$—	$929,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account (1)	$231,151,505	$231,151,505	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,600,000	$4,600,000	$—	$—
Warrant liability – Private Placement Warrants	$3,289,000	$—	$—	$3,289,000
Total Liabilities	$7,889,000	$4,600,000	$—	$3,289,000
(1)	Includes $614 and $1,432 in cash as of June 30, 2022 and December 31, 2021, respectively.

The Company utilized a Monte-Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 and June 30, 2022 was classified as Level 1 due to the use of an observable market quote in an active market under the ticker IXAQW.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	June 30, 2022	December 31, 2021
Stock price	$9.81	$9.70
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.52	5.52
Volatility	2.1%	9.2%
Risk-free rate	2.97%	1.30%
Fair value	$0.13	$0.46

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(1,644,500)
Fair value at March 31, 2022 (unaudited)	1,644,500
Change in fair value of Private Placement Warrants	(715,000)
Fair value at June 30, 2022 (unaudited)	$929,500

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of approximately $1.8 million and approximately $5.8 million within change in fair value of warrant liabilities in the unaudited condensed statements of operations for the three and six months ended June 30, 2022, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 13, 2022, as supplemented by the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the SEC on May 13, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The registration statement for our Initial Public Offering was declared effective on October 6, 2021. On October 12, 2021, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating total gross proceeds of $230,000,000.

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

Capital Resources and Going Concern Consideration

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to cover for certain offering expenses on behalf of us in exchange for issuance of Founder Shares, a loan under the Promissory Note in the amount of $250,000 and advances from our Sponsor to cover for certain expenses on our behalf, and net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the Promissory Note balance on October 12, 2021. As of June 30, 2022 and December 31, 2021, we had approximately $2,800 and $3,500 outstanding, respectively. We fully settled these amounts on April 12, 2022 and July 21, 2022, respectively.

As of June 30, 2022, we had approximately $296,000 in cash held outside of the Trust Account and a working capital deficit of  approximately $119,000.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $330,000 and net cash provided by financing activities was approximately $15,000. Net income of approximately $5.4 million was affected by change in fair value of derivative warrant liabilities of approximately $5.8 million, unrealized gain on investments held in Trust Account of approximately $393,000 and changes in operating assets and liabilities used approximately $443,000 of cash for operating activities. Cash provided by financing activities resulted from the proceeds from subscription receivable of approximately $20,000 and repayment from advance to related party (net) of approximately $700, partially offset by the payment for offering costs of approximately $6,000.

For the six months ended June 30, 2021, net cash used in operating activities was approximately $11,000, solely due to the net loss. Net cash provided by financing activities was approximately $24,000, resulted from the loan proceeds under the Promissory Note from our Sponsor of $125,000, partially offset by the payment for offering costs of approximately $101,000.

As of June 30, 2022, we had cash held in the Trust Account of approximately $231.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In February 2022, the Russian Federation invaded Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2022, we had a net income of approximately $1.8 million, which consisted of a gain of approximately $1.8 million from the change in fair value of derivative warrant liabilities and approximately $354,000 in income from investments held in Trust Account and interest income on operating account, which were partially offset by approximately $342,000 in operating and formation expenses (of which $30,000 was for related party administrative fees).

For the six months ended June 30, 2022, we had a net income of approximately $5.4 million, which consisted of a gain of approximately $5.8 million from the change in fair value of derivative warrant liabilities and approximately $393,000 in income from investments held in Trust Account and interest income on operating account, which were partially offset by approximately $773,000 in operating and formation expenses (of which $60,000 was for related party administrative fees).

For the three months ended June 30, 2021, we had a net loss of approximately $6,000, which consisted entirely of formation and operating costs.

For the period from March 1, 2021 (inception) through June 30, 2021, we had a net loss of approximately $11,000, which consisted entirely of formation and operating costs.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of our sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, we will cease paying these monthly fees. During the three months ended June 30, 2022 and 2021, we incurred expenses in connection with such services of $30,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2022 and the period from March 1, 2021 (inception) through June 30, 2021, we incurred expenses in connection with such services of $60,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the three and six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2022, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: August 11, 2022	IX Acquisition Corp.

	By:	/s/ Karen Bach
Name: Karen Bach
Title: Chief Executive Officer