Form 10-Q
period 2022-09-30
IX Acquisition Corp.
filed 2022-11-10
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	IXAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IXAQA	The Nasdaq Stock Market LLC
Warrants, each exercisable to purchase one Class A ordinary share for $11.50 per share	IXAQW	The Nasdaq Stock Market LLC

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

As of November 10, 2022, there were 23,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IX ACQUISITION CORP.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from March 1, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES

PART IFINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

IX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$234,844	$611,620
Prepaid expenses	277,375	284,594
Due from related party	—	3,495
Total current assets	512,219	899,709
Non-current assets:
Prepaid expenses - non-current	3,776	200,651
Investments held in Trust Account	232,616,121	231,151,505
Total non-current assets	232,619,897	231,352,156
Total Assets	$233,132,116	$232,251,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$16,387	$15,589
Accrued offering costs	—	6,180
Accrued expenses	849,048	375,024
Total current liabilities	865,435	396,793
Non-current liabilities:
Derivative warrant liabilities	932,500	7,889,000
Deferred underwriting fee payable	12,100,000	12,100,000
Total non-current liabilities	13,032,500	19,989,000
Total Liabilities	13,897,935	20,385,793

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.11 and $10.05 per share, respectively; 23,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	232,616,121	231,151,505

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Subscription receivable	—	(19,982)
Accumulated deficit	(13,382,515)	(19,266,026)
Total shareholders’ deficit	(13,381,940)	(19,285,433)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$233,132,116	$232,251,865

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period From
	For the Three Months Ended September 30,		For the Nine Months Ended	March 1, 2021 (Inception)
	2022	2021	September 30, 2022	Through September 30, 2021
Operating and formation expenses	$300,546	$4,395	$1,073,469	$15,572
Loss from operations	(300,546)	(4,395)	(1,073,469)	(15,572)

Other income:
Income from investments held in Trust Account	1,071,295	—	1,464,616	—
Interest income on operating account	384	—	480	—
Change in fair value of derivative warrant liabilities	1,147,000	—	6,956,500	—
Total other income	2,218,679	—	8,421,596	—

Net income (loss)	$1,918,133	$(4,395)	$7,348,127	$(15,572)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.07	$—	$0.26	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,750,000	4,765,258
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.00)	$0.26	$(0.00)
(1)	For the period from March 1, 2021 (inception) through September 30, 2021, the amount excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment in full simultaneously with the closing of the Initial Public Offering on October 12, 2021, thus the 750,000 Class B ordinary shares were no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the Three and Nine Months Ended September 30, 2022
						Total
	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(39,303)	(39,303)
Net income	—	—	—	—	3,667,570	3,667,570
Balance - March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(19,982)	$(15,637,759)	$(15,657,166)
Repayment of subscription receivable	—	—	—	19,982	—	19,982
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(354,018)	(354,018)
Net income	—	—	—	—	1,762,424	1,762,424
Balance - June 30, 2022 (Unaudited)	5,750,000	$575	$—	$—	$(14,229,353)	$(14,228,778)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,071,295)	(1,071,295)
Net income	—	—	—	—	1,918,133	1,918,133
Balance - September 30, 2022 (Unaudited)	5,750,000	$575	$—	$—	$(13,382,515)	$(13,381,940)

	For the Period From March 1, 2021 (Inception) Through September 30, 2021
	Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 1, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021 (Unaudited)	5,750,000	$575	$24,425	$(5,500)	$19,500
Net loss	—	—	—	(5,677)	(5,677)
Balance - June 30, 2021 (Unaudited)	5,750,000	$575	$24,425	$(11,177)	$13,823
Net loss	—	—	—	(4,395)	(4,395)
Balance - September 30, 2021 (Unaudited)	5,750,000	$575	$24,425	$(15,572)	$9,428

(1)	For the period from March 1, 2021 (inception) through September 30, 2021, the amount excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment in full simultaneously with the closing of the Initial Public Offering on October 12, 2021, thus the 750,000 Class B ordinary shares were no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Nine Months Ended	March 1, 2021 (Inception)
	September 30, 2022	Through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$7,348,127	$(15,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,956,500)	—
Income from investments held in Trust Account	(1,464,616)	—
Changes in operating assets and liabilities:
Prepaid expenses	204,094	(28,570)
Accounts payable	798	31,600
Accrued expenses	474,024	—
Net cash used in operating activities	(394,073)	(12,542)

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Note to Sponsor	—	156,742
Proceeds from subscription receivable	19,982	—
Repayment from advance to related party, net	3,495	—
Offering costs paid	(6,180)	(127,419)
Net cash provided by financing activities	17,297	29,323

Net change in cash	(376,776)	16,781

Cash - beginning of the period	611,620	—
Cash - end of the period	$234,844	$16,781

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in Promissory Note - related party	$—	$11,500
Accrued offering costs	$—	$324,214
Accretion of Class A ordinary shares subject to possible redemption amount	$1,464,616	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income from the amount held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, Anchor Investors, and management team agreed to vote any Founder Shares (as defined in Note 5) held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

The initial shareholders (as described in Note 5) agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering (by April 12, 2023) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 18 months from the Initial Public Offering (by April 12, 2023) assuming there is no amendment to the Amended and Restated Memorandum and Articles of Association to extend the period of time to consummate a Business Combination. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

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

The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of September 30, 2022, the Company had approximately $235,000 in cash held outside of the Trust Account and a working capital deficit of approximately $353,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until April 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were in U.S. Treasury securities.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2021	$231,151,505
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	39,303
Class A ordinary shares subject to possible redemption – March 31, 2022 (unaudited)	231,190,808
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	354,018
Class A ordinary shares subject to possible redemption – June 30, 2022 (unaudited)	$231,544,826
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,071,295
Class A ordinary shares subject to possible redemption – September 30, 2022 (unaudited)	$232,616,121

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,534,506	$383,627	$5,878,502	$1,469,625

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.26	$0.26

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(4,395)	$—	$(15,572)

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	—	5,000,000	—	4,765,258

Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial shareholders agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (i) one year after the completion of a Business Combination or (ii) subsequent to an initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Each Anchor Investor entered into separate investment agreements with the Company and the Sponsor pursuant to which each Anchor Investor purchased a specified number of Founder Shares, or an aggregate of 1,747,879 Founder Shares, from the Sponsor for $0.004 per share, or an aggregate purchase price of $6,992 at the closing of the Initial Public Offering. Pursuant to the investment agreements, the Anchor Investors agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Sponsor and independent directors.

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

Due from Related Party

Due from related party consists of amounts owed from IX Acquisition Sponsor LLC, due to expenses paid by the Company on behalf of IX Acquisition Services LLC. As of December 31, 2021, the Company had approximately $3,500 in amount due from related party outstanding, which was fully paid in April 2022. Subsequently, the Company borrowed an additional amount of approximately $2,800 and fully settled the balance in July 2022.

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2022 and 2021, the Company incurred expenses in connection with such services of approximately $30,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2022 and the period from March 1, 2021 (inception) through September 30, 2021, the Company incurred expenses in connection with such services of approximately $90,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no borrowings under these loans.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. WARRANTS

As of September 30, 2022 and December 31, 2021, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants for cash-Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and none outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. The initial shareholders, including the Anchor Investors, own 20% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account (1)	$232,616,121	$232,616,121	$—	$—
Liabilities
Warrant liability – Public Warrants	$575,000	$—	$575,000	$—
Warrant liability – Private Placement Warrants	$357,500	$—	$—	$357,500
Total Liabilities	$932,500	$—	$575,000	$357,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account (1)	$231,151,505	$231,151,505	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,600,000	$4,600,000	$—	$—
Warrant liability – Private Placement Warrants	$3,289,000	$—	$—	$3,289,000
Total Liabilities	$7,889,000	$4,600,000	$—	$3,289,000
(1)	Includes $327 and $1,432 in cash as of September 30, 2022 and December 31, 2021, respectively.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2021, when the Public Warrants were separately listed and traded, and subsequently transferred to a Level 2 measurement during the quarter ended September 30, 2022 due to low trading volume.

The Company utilized a Monte-Carlo simulation model for the initial valuation of the Public Warrants. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants under the ticker IXAQW.

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	September 30, 2022	December 31, 2021
Stock price	$9.94	$9.70
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.52	5.52
Volatility	3.4%	9.2%
Risk-free rate	3.96%	1.30%
Fair value	$0.05	$0.46

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(1,644,500)
Fair value at March 31, 2022 (unaudited)	1,644,500
Change in fair value of Private Placement Warrants	(715,000)
Fair value at June 30, 2022 (unaudited)	$929,500
Change in fair value of Private Placement Warrants	(572,000)
Fair value at September 30, 2022 (unaudited)	$357,500

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of approximately $1.1 million and approximately $7.0 million within change in fair value of warrant liabilities in the unaudited condensed statements of operations for the three and nine months ended September 30, 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 13, 2022, as supplemented by the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 11, 2022, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Capital Resources and Going Concern Consideration

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to cover for certain offering expenses on behalf of us in exchange for issuance of Founder Shares, a loan under the Promissory Note in the amount of $250,000 and advances from our Sponsor to cover for certain expenses on our behalf, and net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the Promissory Note balance on October 12, 2021. We also paid for certain expenses on behalf of a related party. As of December 31, 2021, we had approximately $3,500 in amount due from related party outstanding, which was fully paid in April 2022.  Subsequently, we borrowed an additional amount of approximately $2,800 and fully settled the balance in July 2022.

As of September 30, 2022, we had approximately $235,000 in cash held outside of the Trust Account and a working capital deficit of approximately $353,000.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $394,000 and net cash provided by financing activities was approximately $17,000. Net income of approximately $7.3 million was affected by change in fair value of derivative warrant liabilities of approximately $7.0 million, income from investments held in Trust Account of approximately $1.5 million and changes in operating assets and liabilities used approximately $679,000 of cash for operating activities. Cash provided by financing activities resulted from the proceeds from subscription receivable of approximately $20,000 and repayment from advance to related party (net) of approximately $3,000, partially offset by the payment for offering costs of approximately $6,000.

For the period from March 1, 2021 (inception) through September 30, 2021, net cash used in operating activities was approximately $13,000, solely due to the net loss. Net cash provided by financing activities was approximately $29,000, resulted from the loan proceeds under the Promissory Note from our Sponsor of $157,000, partially offset by the payment for offering costs of approximately $127,000.

As of September 30, 2022, we had cash held in the Trust Account of approximately $232.6 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended September 30, 2022, we had net income of approximately $1.9 million, which consisted of a gain of approximately $1.1 million from the change in fair value of derivative warrant liabilities and approximately $1.0 million in income from investments held in Trust Account and interest income on operating account, which were partially offset by approximately $301,000 in operating and formation expenses (of which approximately $30,000 was for related party administrative fees).

For the nine months ended September 30, 2022, we had net income of approximately $7.3 million, which consisted of a gain of approximately $7.0 million from the change in fair value of derivative warrant liabilities and approximately $1.5 million in income from investments held in Trust Account and interest income on operating account, which were partially offset by approximately $1.1 million in operating and formation expenses (of which approximately $90,000 was for related party administrative fees).

For the three months ended September 30, 2021, we had a net loss of approximately $4,000, which consisted entirely of formation and operating costs.

For the period from March 1, 2021 (inception) through September 30, 2021, we had a net loss of approximately $16,000, which consisted entirely of formation and operating costs.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of our Sponsor, to pay a total of up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, we will cease paying these monthly fees. During the three months ended September 30, 2022 and 2021, we incurred expenses in connection with such services of approximately $30,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2022 and the period from March 1, 2021 (inception) through September 30, 2021, we incurred expenses in connection with such services of approximately $90,000 and $0, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 13, 2022. There have been no significant changes in the application of our critical accounting policies during the three and nine months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 13, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 11, 2022, respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our shareholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our shareholders), and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

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

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $30.7 million (including deferred underwriting commissions of approximately $12.1 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $231.2 million of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

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

Date: November 10, 2022	IX Acquisition Corp.

	By:	/s/ Karen Bach
Name: Karen Bach
Title: Chief Executive Officer