Form 10-K
period 2022-12-31
IX Acquisition Corp.
filed 2023-04-17
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares (based on its reported last sale price on the Nasdaq Global Market on June 30, 2022 of $9.83) held by non-affiliates of the registrant was $226,090,000.

As of April 14, 2023, the Registrant had 4,663,721 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance following the Public Offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to make an investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor, anchor investors and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within the period of time set forth in our amended and restated memorandum and articles of association, as amended (“Memorandum and Articles of Association”), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	The uncertainty in global economic conditions and the risks relating to health epidemics, including the novel coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The Nasdaq Global Market (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the "Investment Company Act"), we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering ("Public Offering"), we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in a variable interest bearing account.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until May 12, 2023 (as may be further extended in accordance with the Extension), it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by May 12, 2023 (as may be further extended in accordance with the Extension). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Unlike some other similarly structured special purpose acquisition companies (each, a “SPAC”), our sponsor will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

PART I

References in this report to “we,” “us”, “our” or the “Company” refer to IX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to IX Acquisition Sponsor, LLC, a Delaware limited liability company. References to “anchor investors” refer to the 16 qualified institutional buyers or institutional accredited investors, each of which is not affiliated with us, our sponsor, our directors or any member of our management, that purchased an aggregate of 38.4% of the units and an aggregate of 1,747,879 Class B ordinary shares.

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

On March 11, 2021, our sponsor purchased an aggregate of 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for a purchase price of $25,000, or approximately $0.004 per share. On October 12, 2021, the Sponsor sold an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Public Offering. The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Public Offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. Prior to our sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

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

The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants, so long as they are held by our sponsor, Cantor, Odeon or its or their permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Company does not consummate its initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, the Private Placement Warrants will expire worthless. The Underwriters Private Placement Warrants have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to the lock-up restrictions imposed by FINRA Rule 5110(e) pursuant to which these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the Public Offering except as permitted under FINRA Rule 5110(e)(2) including to any member who participated in the Public Offering and the officers or partners, registered persons or affiliates thereof. In addition, for as long as the Underwriters Private Placement Warrants are held by Cantor, Odeon, the other underwriters or their designees or affiliates, they may not be exercised after five years from the commencement of sales of the Public Offering. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Public Offering and may not exercise demand rights on more than one occasion.

Upon the closing of the Public Offering and the sale of Private Placement Warrants, $231,150,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interest to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024 or (B) with respect to any material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $12,100,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $550,000 in expenses relating to the Public Offering, approximately $1,450,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2022, there was approximately $$234.4 million in investments and cash held in the Trust Account and $70,000 of cash held outside the Trust Account.

Extension

On April 10, 2023 the Company received shareholder approval to amend its Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses up to twelve times for an additional one month each time, from May 12, 2023 (the “Current Outside Date”) (the date which is 18 months from the closing date of the Company’s initial public offering (the “IPO”) of units) to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Board, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months after the Current Outside Date, up to April 12, 2024 (the date which is 30 months from the closing date of the IPO) (the “Extension Proposal”). The Sponsor has advanced $160,000 to the Company to be deposited in its trust account in connection with the first month of extension. The shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Memorandum and Articles of Association to  eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $48 million.

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

Resources and Competition

Our Memorandum and Articles of Association provides that we will have until May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. If we are unable to complete our initial business combination within such 18-month period (May 12, 2023, since first month of extension has been exercised) or, if all extensions are exercised, by April 12, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and requirements of other applicable law.

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

Employees

We currently have three officers: Guy Willner, Karen Bach and Noah Aptekar. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Our sponsor and the anchor investors own collectively a substantial percentage of our outstanding ordinary shares. As a result, these shareholders have substantial control over us and are able to exercise significant influence over all matters requiring shareholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold shares included in the units purchased in the Public Offering and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our Founder Shares may provide an incentive for them to do so), we would not need any additional public shares sold in the Public Offering to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor and the anchor investors. In addition, this significant concentration of share ownership may adversely affect the trading price of our ordinary shares because investors often perceive disadvantages in owning shares in companies with principal shareholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

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

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (and the impacts of inflation), geopolitical tensions (including the war between Russia and Ukraine), or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination, our sponsor, anchor investors and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns approximately 38.4% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain approval by way of an ordinary resolution under Cayman Islands law which requires the affirmative vote of a majority of the shareholders who attend and vote at our general meeting. As a result, we can approve a business combination even if all public shareholders vote against it. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. We are seeking shareholder approval to eliminate (i) the limitation that we may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination, however, there can be no assurance that we will obtain such shareholder approval. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The uncertainty in global economic conditions and the risks relating to health epidemics, including the novel coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.

We face various risks relating to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19 include, but are not limited to, its impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. As such, the business of any potential target business with which we may consummate a business combination could be materially and adversely affected.

Following the re-opening of non-essential businesses, the easing of restrictions on non-essential in-person work, and the resumption of travel, many non-essential businesses have returned to in-person work and work-related travel. However, measures that have been relaxed may be re-implemented if COVID-19 continues to spread, which has in the past, and may in the future, directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce personnel. We may be unable to complete a business combination if concerns relating to COVID-19 to result in new restrictions on travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, such as the emergence of new variants and status of governmental measures to combat it, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact, our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination, may be adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, the impact of inflation and the other risks described herein. For example, the war between Ukraine and Russia continues to occur and, while the extent of the impact of the war on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

As the size of our trust account may be reduced by redemptions associated with an extension vote, that may limit the attractiveness of our SPAC to potential targets.

If we have less capital in the trust account, we may not be viewed as being as competitive as we were before, etc. However, we may also find that having a smaller trust account serves to attract smaller target companies.

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of an initial business combination with a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targets as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete an initial business combination. Further, our ability to consummate an initial business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

There are no assurances that the Extension will enable us to complete a business combination.

Approving the Extension involves a number of risks. Even though the Extension is approved, the Company can provide no assurances that a business combination will be consummated prior to the Extended Date or April 12, 2024, as applicable. Our ability to consummate a business combination is dependent on a variety of factors, many of which are beyond our control.

As we are required to offer shareholders the opportunity to redeem public shares in connection with the Extension Proposal and the Founder Share Amendment Proposal, and as we are required to offer shareholders redemption rights again in connection with any shareholder vote to approve a business combination, we have done so. Even though the Extension is approved by our shareholders and even if a business combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we had a redemption period in connection with the Extension Proposal and we will have a redemption period in connection with the business combination vote could exacerbate these risks. Other than in connection with a redemption offer, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

Subject to applicable securities laws (including with respect to material nonpublic information), the sponsor, the Company’s directors, officers, advisors or any of their respective affiliates may (i) purchase public shares from institutional and other investors (including those who vote, or indicate an intention to vote, against any of the proposals presented at a shareholder meeting, or elect to redeem, or indicate an intention to redeem, public shares), (ii) enter into transactions with such investors and others to provide them with incentives to not redeem their public shares, or (iii) execute agreements to purchase such public shares from such investors or enter into non-redemption agreements in the future. In the event that the sponsor, the Company’s directors, officers, advisors or any of their respective affiliates purchase public shares in situations in which the tender offer rules restrictions on purchases would apply, they (a) would purchase the public shares at a price no higher than the price offered through the Company’s redemption process (i.e., approximately $10.30 per share, based on the amounts held in the Trust Account as of April 14, 2023 (including interest not previously released to the Company to pay its taxes)); (b) would represent in writing that such public shares will not be voted in favor of approving the business combination; and (c) would waive in writing any redemption rights with respect to the public shares so purchased.

To the extent any such purchases by the sponsor, the Company’s directors, officers, advisors or any of their respective affiliates are made in situations in which the tender offer rules restrictions on purchases apply, the Company will disclose in a Current Report on Form 8-K prior to the shareholder meeting, the following: (i) the number of public shares purchased outside of the redemption offer, along with the purchase price(s) for such public shares; (ii) the purpose of any such purchases; (iii) the impact, if any, of the purchases on the likelihood that the business combination will be approved; (iv) the identities of the securityholders who sold to the sponsor, the Company’s directors, officers, advisors or any of their respective affiliates (if not purchased on the open market) or the nature of the securityholders (e.g., 5% security holders) who sold such public shares; and (v) the number of Ordinary Shares for which the Company has received redemption requests pursuant to its redemption offer.

The purpose of such share purchases and other transactions would be to increase the likelihood of otherwise limiting the number of public shares electing to redeem.

If such transactions are effected, the consequence could be to cause the business combination to be effectuated in circumstances where such effectuation could not otherwise occur. Consistent with SEC guidance, purchases of shares by the persons described above would not be permitted to be voted for the business combination at the shareholder meeting and could decrease the chances that the business combination would be approved. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

If the net proceeds of the Public Offering and sale of Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least at least May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,450,000 was available to us initially outside the Trust Account to fund our working capital requirements, of which $70,000 is outstanding as of December 31, 2022. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for through at least May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The net proceeds from the Public Offering and the private placement of warrants provided us with $219,050,000 that we may use to complete our initial business combination (after taking into account $12,100,000 of deferred underwriting commissions being held in the Trust Account and not taking into account any redemptions that may occur in connection with the Extension).

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

Our Memorandum and Articles of Association Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. We are seeking shareholder approval to eliminate (i) the limitation that we may not redeem public shares in an amount that would cause the Company's net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination, however, there can be no assurance that we will obtain such shareholder approval. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to further amend our Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination and that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Memorandum and Articles of Association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Memorandum and Articles of Association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity.

On April 10, 2023 we received shareholder approval to amend our Memorandum and Articles of Association to provide the Company with the right to extend the date by which we must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses up to twelve times for an additional one month each time, from April 12, 2023 (the date which is 18 months from the closing date of the IPO) to May 12, 2023, and to allow the Company, without another shareholder vote, by resolution of the Board, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months after the Current Outside Date, up to April 12, 2024 (the date which is 30 months from the closing date of the IPO). The Sponsor has advanced $160,000 to the Company to be deposited in its trust account in connection with the first month of extension. The shareholders also approved a proposal to amend the Memorandum and Articles of Association to  eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $48 million.

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

Our Memorandum and Articles of Association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders and anchor investors, who collectively beneficially own a substantial percentage of our ordinary shares, will participate in any vote to amend our Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Memorandum and Articles of Association, which govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Memorandum and Articles of Association.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Memorandum and Articles of Association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements.

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

Our initial shareholders and anchor investors own a substantial percentage of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Memorandum and Articles of Association. If our initial shareholders and anchor investors purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting of the company to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment to the board of directors and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account was initially funded at $10.05 per public share, implying an initial value of $10.05 per public share. However, prior to the Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of the public shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $219,050,000, which is the amount we would have for our initial business combination in the Trust Account after payment of $12,100,000 of deferred underwriting commissions, no interest is earned on the funds held in the Trust Account, and no public shares are redeemed in connection with our Extension or our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.62 per share upon consummation of our initial business combination, which would be a 23.8% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the Public Offering, assuming no value to the public warrants).

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

Upon the closing of the Public Offering, our sponsor invested in us an aggregate of $6,175,000, comprised of the $25,000 purchase price for the Founder Shares and the $6,150,000 purchase price for the Sponsor Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the Founder Shares would have an aggregate implied value of $43,815,000. Even if the trading price of our ordinary shares was as low as $1.07 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the sponsor’s initial investment in us, less the portion of Founder Shares the sponsor transferred to the anchor investors. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024.

There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and requirements of other applicable law.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in a variable interest bearing account.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. As indicated above, we completed our Public Offering in October 2021 and have operated as a blank check company searching for a target business with which to consummate a business combination since such time (or approximately 18 months after the effective date of our Public Offering, as of the date of this proxy statement).

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in Trust Account included approximately $919 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and, thereafter, to hold all funds in the Trust Account in a bank deposit account until the earlier of the consummation of our business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

On March 11, 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for a purchase price of $25,000, or approximately $0.004 per share. October 12, 2021, the sponsor transferred an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Public Offering. Our sponsor currently owns approximately 38.4% of our outstanding ordinary shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial business combination. Our sponsor, Cantor and Odeon purchased an aggregate of 7,150,000 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,150,000 in the aggregate, in a private placement that will occur simultaneously with the closing of the Public Offering. Of those 7,150,000 Private Placement Warrants, our sponsor purchased 6,150,000 Sponsor Private Placement Warrants and Cantor and Odeon purchased 1,000,000 Underwriter Private Placement Warrants in the aggregate. Moreover, our sponsor has committed to loan us an aggregate of up to $1,400,000 for working capital purposes, at our request, on or after January 15, 2022. Such working capital loans (the “Committed Sponsor Loans”) will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024 nears, which is the deadline for our completion of an initial business combination.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024), or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024 before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there were 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Memorandum and Articles of Association. As of December 31, 2022, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond May 12, 2023, or if all extensions are exercised, until April 12, 2024) or (y) amend the foregoing provisions. These provisions of our Memorandum and Articles of Association, like all provisions of our Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

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

An investment in shares of our Class A ordinary shares may result in uncertain or adverse United States federal income tax consequences.

An investment in shares of our Class A ordinary shares may result in uncertain United States federal income tax consequences. For instance, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a United States holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for United States federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

Changes in the market for directors and officer’s liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officer’s liability insurance for SPACs has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officer’s liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination on or before May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at Arch 124, Salamanca Street, London SE1 7HX, United Kingdom. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “IXAQU,” “IXAQ” and “IXAQW”, respectively.

Holders

As of April 14, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 37 holders of record of our Class B ordinary shares and three holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Overview

We are a blank check company incorporated on March 1, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

The registration statement for our Public Offering was declared effective on October 6, 2021. On October 12, 2021, we consummated the Public Offering of 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating total gross proceeds of $230,000,000.

Simultaneously with the closing of the Public Offering, we consummated the sale of 7,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, Cantor and Odeon generating gross proceeds of $7,150,000.

Upon the closing of the Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Warrants was placed in a the Trust Account and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete the initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024; and (iii) absent an initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024), the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares.

Capital Resources and Going Concern Consideration

Our liquidity needs to date have been satisfied through the payment of $25,000 from our sponsor to cover for certain offering expenses on behalf of us in exchange for issuance of Founder Shares, a loan under the promissory note in the amount of $250,000 and advances from our sponsor to cover for certain expenses on our behalf, and net proceeds from the consummation of the Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the promissory note balance on October 12, 2021. We also paid for certain expenses on behalf of a related party. As of December 31, 2021, we had approximately $3,500 in amount due from related party outstanding, which was fully paid in April 2022.  Subsequently, we borrowed an additional amount of approximately $2,800 and fully settled the balance in July 2022.

As of December 31, 2022, we had approximately $70,000 in cash held outside of the Trust Account and a working capital deficit of approximately $719,000.

For the year ended December 31, 2022, net cash used in operating activities was approximately $559,000 and net cash provided by financing activities was approximately $17,000. Net income of approximately $9.3 million was affected by change in fair value of derivative warrant liabilities of approximately $7.5 million, income from investments held in Trust Account of approximately $3.2 million and changes in operating assets and liabilities used approximately $883,000 of cash for operating activities. Cash provided by financing activities resulted from the proceeds from subscription receivable of approximately $20,000 and repayment from advance to related party (net) of approximately $3,000, partially offset by the payment for offering costs of approximately $6,000.

For the period from March 1, 2021 (inception) through December 31, 2021, net cash used in operating activities was approximately $710,000, net cash provided used in investing activities was approximately $231.1 million and net cash provided by financing activities was approximately $232.5 million.  Net income of approximately $9.3 million was affected by change in fair value of derivative warrant liabilities of approximately $13.2 million, income from investments held in Trust Account of approximately $2,000, loss on sale of Private Placement Warrants of approximately $1.1 million, allocated offering costs of approximately $2.1 million, and changes in operating assets and liabilities used approximately 95,000 of cash for operating activities. Cash used in investing activities was solely for depository in Trust Account.  Cash provided by financing activities resulted from the proceeds from issuance of Class B ordinary shares to our sponsor of $25,000, proceeds received under promissory note from our sponsor of $250,000, proceeds from the Public Offering (net of underwriter’s discount) of approximately $226.0 million and proceeds from sale of Private Placement Warrants of approximately $7.1 million, partially offset by repayment of promissory note to our sponsor of $250,000, advance to our related party of approximately $3,000 and payment for offering costs of approximately $672,000.

As of December 31, 2022, we had cash held in the Trust Account of approximately $234.4 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, to consummate a Business Combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.

We plan to address this uncertainty through the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful by May 12, 2023 (as may be extended by the Board in one-month increments up until April 12, 2024). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the Russian Federation invaded Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the year ended December 31, 2022, we had net income of approximately $9.3 million, which consisted of a gain of approximately $7.5 million from the change in fair value of derivative warrant liabilities and approximately $3.2 million in income from investments held in Trust Account and interest income on operating account, which were partially offset by approximately $1.4 million in operating and formation expenses (of which approximately $103,000 was for related party administrative fees).

For the period from March 1, 2021 (inception) through December 31, 2021, we had net income of approximately $9.3 million, which resulted from a gain on change in the fair value of warrant liabilities of approximately $13.2 million, and approximately $1,500 in income from investments held in Trust Account and interest income on operating account, partially offset by operating and formation costs of approximately $616,000, expensed offering costs of approximately $2.1 million, and a loss on the sale of private placement warrants of approximately $1.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for our Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Public Offering and may not exercise demand rights on more than one occasion. We bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments. On October 12, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000 to us.

The underwriters were paid a cash underwriting discount of $0.20 per Unit (excluding over-allotment Units) in the Public Offering, or $4,000,000 in the aggregate upon the closing of the Public Offering. In addition, $0.50 per Unit (excluding over-allotment Units), and $0.70 per over-allotment Unit (totaling $12,100,000 in aggregate) is payable to the underwriters for deferred underwriting commission. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of our Sponsor, to pay a total of up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. During the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, we incurred expenses in connection with such services of approximately $103,000 and approximately $26,000, respectively, included within operating and formation expenses on the accompanying statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of our company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 18,650,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-

assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the financial statements.

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our financial statements.

Recent Developments

Extension

On April 10, 2023 the Company received shareholder approval to amend its Memorandum and Articles of Association to extend the date by which it must complete an initial business combination from April 12, 2023 to May 12, 2023 (the “Extension”). The shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Memorandum and Articles of Association to  eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $48 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of IX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IX Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from March 1, 2021 (inception) through December 31, 2021 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 may not be sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

April 17, 2023

IX ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$70,236	$611,620
Prepaid expenses	233,901	284,594
Due from related party	—	3,495
Total current assets	304,137	899,709
Non-current assets:
Prepaid expenses - non-current	—	200,651
Investments held in Trust Account	234,364,451	231,151,505
Total non-current assets	234,364,451	231,352,156
Total Assets	$234,668,588	$232,251,865

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$32,419	$15,589
Accrued offering costs	—	6,180
Accrued expenses	990,312	375,024
Total current liabilities	1,022,731	396,793
Non-current liabilities:
Derivative warrant liabilities	373,000	7,889,000
Deferred underwriting fee payable	12,100,000	12,100,000
Total non-current liabilities	12,473,000	19,989,000
Total Liabilities	13,495,731	20,385,793

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.19 and $10.05 per share, respectively; 23,000,000 shares issued and outstanding as of December 31, 2022 and 2021	234,364,451	231,151,505

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2022 and 2021	575	575
Additional paid-in capital	—	—
Subscription receivable	—	(19,982)
Accumulated deficit	(13,192,169)	(19,266,026)
Total shareholders’ deficit	(13,191,594)	(19,285,433)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:	$234,668,588	$232,251,865

The accompanying notes are an integral part of these financial statements.

IX ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
	For the year ended	From March 1,2021
	December 31,	(Inception) Through
	2022	December 31, 2021
Operating and formation expenses	$1,443,062	$615,847
Loss from operations	(1,443,062)	(615,847)

Other income:
Income from investments held in Trust Account	3,212,946	1,505
Interest income on operating account	919	11
Loss on sale of private placement warrants	—	(1,144,000)
Expensed offering costs	—	(2,120,549)
Change in fair value of derivative warrant liabilities	7,516,000	13,216,000
Total other income	10,729,865	9,952,967

Net income	$9,286,803	$9,337,120

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	6,032,787
Basic net income per share, Class A ordinary shares	$0.32	$0.84
Diluted net income per share, Class A ordinary shares	$0.32	$0.81
Basic weighted average shares outstanding, Class B ordinary shares	5,750,000	5,032,787
Basic net income per share, Class B ordinary shares	$0.32	$0.84
Diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,561,475
Diluted net income per share, Class B ordinary shares	$0.32	$0.81

The accompanying notes are an integral part of these financial statements.

IX ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

			Additional			Total
	Class B Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - March 1, 2021 (Inception)	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	—	25,000
Fair value of Founder Shares transferred to Anchor Investors	—	—	13,853,689	—	—	13,853,689
Purchase of Private Placement Warrants from Sponsor	—	—	—	(19,982)	—	(19,982)
Remeasurement of Class A ordinary shares to redemption amount	—	—	(13,878,114)	—	(28,603,146)	(42,481,260)
Net income	—	—	—	—	9,337,120	9,337,120
Balance - December 31, 2021	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—		(3,212,946)	(3,212,946)
Repayment of subscription receivable	—	—	—	19,982	—	19,982
Net income	—	—	—	—	9,286,803	9,286,803
Balance - December 31, 2022	5,750,000	$575	$—	$—	$(13,192,169)	$(13,191,594)

The accompanying notes are an integral part of these financial statements.

IX ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period From
	For the year ended	March 1, 2021 (Inception)
	December 31, 2022	Through December 31, 2021
Cash Flows from Operating Activities:
Net income	$9,286,803	$9,337,120
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,516,000)	(13,216,000)
Income from investments held in Trust Account	(3,212,946)	(1,505)
Loss on sale of private placement warrants	—	1,144,000
Expensed offering costs	—	2,120,549
Changes in operating assets and liabilities:
Prepaid expenses	251,344	(485,245)
Accounts payable	16,830	15,589
Accrued expenses	615,288	375,025
Net cash used in operating activities	(558,681)	(710,467)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of Promissory note to Sponsor	—	250,000
Repayment of promissory note - related party	—	(250,000)
Proceeds from subscription receivable	19,982	—
Advance to related party	—	(3,495)
Proceeds received from repayment for advance to related party, net	3,495	—
Proceeds from initial public offering, net of underwriter's discount paid	—	225,992,331
Proceeds from sale of private placement warrants	—	7,130,019
Offering costs paid	(6,180)	(671,768)
Net cash provided by financing activities	17,297	232,472,087

Net change in cash	(541,384)	611,620

Cash - beginning of the period	611,620	—
Cash - end of the period	$70,236	$611,620

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$—	$6,180
Excess fair value of Founder Shares attributable to Anchor Investors	$—	$13,853,689
Purchase of Private Placement Warrants by subscription receivable	$—	$19,982
Deferred underwriting fee payable	$—	$12,100,000
Accretion of Class A ordinary shares subject to possible redemption amount	$3,212,946	$42,456,835

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024; and (iii) absent an initial Business Combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company's ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company's public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

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

The initial shareholders (as described in Note 5) agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024 and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024 to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution might be less than the Initial Public Offering price per Unit ($10.05).

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC.

Going Concern Consideration

As of December 31, 2022, the Company had approximately $70,000 in cash held outside of the Trust Account and a working capital deficit of approximately $719,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, "Presentation of Financial Statements - Going Concern," the Company has until April 12, 2024, if all extensions are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by April 12, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the Russian Federation invaded Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company's portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2022 and 2021, the assets held in the Trust Account were in U.S. Treasury securities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants (as defined in Note 3) and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Public Offering) and at each reporting date in accordance with ASC 820, "Fair Value Measurement" ("ASC 820"), with changes in fair value recognized in the statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the financial statements.

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

The carrying amounts reflected in the balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

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

As of December 31, 2022 and 2021, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,811,000)
Issuance costs allocated to Class A ordinary shares	(28,518,755)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	42,481,260
Class A ordinary shares subject to possible redemption - December 31, 2021	231,151,505
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	3,212,946
Class A ordinary shares subject to possible redemption - December 31, 2022	234,364,451

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period From March 1, 2021
	For the year ended December 31, 2022		(Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$7,429,442	$1,857,361	$5,090,460	$4,246,660
Allocation of net income - diluted	7,429,442	1,857,361	4,858,339	4,478,781

Denominator:
Weighted average ordinary shares outstanding - basic	23,000,000	5,750,000	6,032,787	5,032,787
Weighted average ordinary shares outstanding - diluted	23,000,000	5,750,000	6,032,787	5,561,475

Net income per ordinary share - basic	$0.32	$0.32	$0.84	$0.84
Net income per ordinary share - diluted	$0.32	$0.32	$0.81	$0.81

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Acquisition Services LLC, an entity owned by an affiliate of the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, the Company incurred expenses in connection with such services of approximately $103,000 and approximately $26,000, respectively, included within operating and formation expenses on the accompanying statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no borrowings under these loans.

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

NOTE 7. WARRANTS

As of December 31, 2022 and 2021, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants have been allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares issued and none outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. The initial shareholders, including the Anchor Investors, own 20% of the Company’s issued and outstanding shares on an as-converted basis.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the ordinary shares that are voted, and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the Company’s initial Business Combination, (i) only holders of the Founder Shares will have the right to vote on the appointment of directors and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), holders of the Company’s Class B ordinary shares will have ten votes for every Class B ordinary share and holders of the Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of the Company’s Amended and Restated Memorandum and Articles of Association may only be amended by a special resolution passed by not less than 90% of the ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Class B ordinary shares. Holders of the Public Shares will not be entitled to vote on the appointment of directors prior to the initial Business Combination. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. In connection with the initial Business Combination, the Company may enter into a shareholders’ agreement or other arrangements with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial Business Combination.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2022

Description	Amount at Fair Value	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account (1)	$234,364,451	$234,364,451	$—	$—
Liabilities
Warrant liability – Public Warrants	$230,000	$—	$230,000	$—
Warrant liability – Private Placement Warrants	$143,000	$—	$—	$143,000
Total Liabilities	$373,000	$—	$230,000	$143,000

December 31, 2021

Description	Amount at Fair Value	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account:	$231,151,505	$231,151,505	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,600,000	$4,600,000	$—	$—
Warrant liability – Private Placement Warrants	$3,289,000	$—	$—	$3,289,000
Total Liabilities	$7,889,000	$4,600,000	$—	$3,289,000

(1)	Includes $0 and $1,432 in cash as of December 31, 2022 and 2021, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2021, when the Public Warrants were separately listed and traded, and subsequently transferred to a Level 2 measurement during the year ended December 31, 2022 due to low trading volume.

The Company utilized a Monte-Carlo simulation model for the initial valuation of the Public Warrants. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants under the ticker IXAQW.

The Company utilized a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrant liabilities is determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	December 31,
	2022	2021
Stock price	$10.14	$9.70
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.27	5.52
Volatility	2.6%	9.2%
Risk-free rate	3.91%	1.30%
Fair value	$0.02	$0.46

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of March 1, 2021 (inception)	$—
Initial measurement of Public Warrants and Private Placement Warrants as of October 12, 2021	21,105,000
Transfer of Public Warrants to Level 1 measurement	(12,811,000)
Change in fair value of Private Placement Warrants	(5,005,000)
Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(3,146,000)
Fair value at December 31, 2022	143,000

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of approximately $7.5 million and approximately $13.2 million within change in fair value of warrant liabilities in the statements of operations for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the extension as a subsequent event.

Deferred Fee Reduction

On April 12, 2023, the Company entered into a fee reduction agreement (“Fee Reduction Agreement”) with Cantor, as representative of the underwriters, pursuant to the underwriting agreement dated October 6, 2021 between the Company and Cantor and Odeon, as underwriters. According to the underwriting agreement, the Company previously agreed to pay to the underwriters an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each Underwriter in proportion to their respective commitments pursuant to the underwriting agreement, upon the consummation of a business combination.

Pursuant to the Fee Reduction Agreement, the aggregate deferred underwriting commissions payable upon completion of a business combination is $3,000,000

Extension

On April 10, 2023 the Company received shareholder approval to amend its Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses up to twelve times for an additional one month each time, from April 12, 2023 (the date which is 18 months from the closing date of the Company’s initial public offering of units) to May 12, 2023, and to allow the Company, without another shareholder vote, by resolution of the Board, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months after the Current Outside Date, up to April 12, 2024 (the date which is 30 months from the closing date of the IPO). The Sponsor has advanced $160,000 to the Company to be deposited in its trust account in connection with the first month of extension. The shareholders also approved a proposal to amend the Memorandum and Articles of Association to  eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $48 million.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d -15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Guy Willner	59	Executive Chairman and Director

Karen Bach	53	Chief Executive Officer and Director

Noah Aptekar	35	Chief Financial Officer, Chief Operations Officer and Director

Ian Spence	52	Director

Andrew Bartley	59	Director

Eduardo Marini	43	Director

Shannon Grewer	47	Director

Guy Willner, Executive Chairman and Director

Guy Willner, our Executive Chairman and Director, is the Managing Director, Digital Infrastructure for Helios Investment Partners, a London-based and Africa-focused private investment firm led by a predominantly African team managing funds in excess of $3 billion. He has also served as the co-founder and Chairman of IXAfrica since 2018, director of Elea Digital since 2022 and director of IXcellerate UK Ltd since 2011 and previously served as the CEO of IXEurope (LSE: IXE) from 1999 to 2007. Mr. Willner founded IXEurope in 1998 and oversaw the company’s growth from a sole datacenter in London to a network of 14 datacenters located in four countries (France, UK, Germany and Switzerland) and eight cities, fueled, in part, by the company successfully executing eight acquisitions between 2004 and 2006. This rapid expansion resulted in IXEurope winning first place in the 2002 UK Sunday Times Tech Track awards as the fastest growing technology company in the UK, and Mr. Willner was a finalist in the 2003 Ernst and Young UK Entrepreneur of the Year awards. With his team, the company was successfully listed on London’s AIM market (LSE: IXE) in April 2006. That same year, the company received the Queen’s Award for International Trade in recognition of its spectacular growth across Europe. In September 2007, IXEurope was purchased by Equinix (NASDAQ: EQIX) for $555 million, and Mr. Willner remained as the President of Equinix’s European sector through June 2008. Mr. Willner invested in and joined the board of directors of Teraco Data Environments (South Africa) in 2008 and remained as a shareholder and board member until 2014 when the company was sold to Permira. In 2018, Mr. Willner founded IXAfrica, a hyperscale datacenter operator in Kenya that is projected to be the largest hyperscale datacenter campus in East Africa by 2025. Mr. Willner holds a bachelor’s degree in engineering from Oxford Brookes University.

Karen Bach, Chief Executive Officer and Director

Karen Bach, our Chief Executive Officer and Director, is the Chairman of Consult Red Ltd (IoT and connected devices IT services), Dem Dx (health tech and clinical reasoning/diagnostics) and Picnic Media Ltd (digital advertising). She is also a Council member of the University of Bradford. Ms. Bach served as the Independent Chairman of IXcellerate Ltd. (datacenters), from 2012 to 2019, and has also been Chairman of DeepMatter Plc (digitization of chemistry and drug discovery, LSE: DMTR) and Aferian Plc (media tech, LSE: AFRN). Ms. Bach has also been non-executive director of XP Factory Plc (entertainment, bars and escape rooms, LSE: ESC), Datapharm Ltd. (health-pharma tech) and Belvoir Lettings Plc (LSE: BLV), and trustee of the Learning Foundation (tech-education charity). Ms. Bach brings significant international experience, as she served as Chief Financial Officer at growing technology businesses such as IXEurope Plc (LSE: IXE), ACS Plc and Kewill Plc, in addition to blue chip multi-national corporations, including EDS France, MCI WorldCom, General Motors (NYSE: GM) and Ernst & Young. Ms. Bach obtained her bachelor’s degree from the University of Bradford, graduated from the EM Strasbourg Business School and is a qualified Chartered Accountant with the Institute of Chartered Accountants in England and Wales.

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

Shannon Grewer, Director

Shannon Grewer, our director, is a corporate lawyer with significant experience working with early-stage companies in emerging markets. She spent 15 years working in Washington, D.C. with several major international law firms, where she regularly advised clients across multiple sectors, including power, oil and gas, mining, banking, retail, consumer goods, entertainment and aviation. Ms. Grewer has significant transactional experience in project finance, private equity, corporate acquisitions and divestitures. She is currently the General Counsel for Frontier Tower Associates Philippines and Frontier Towers Bangladesh, subsidiaries of Pinnacle Towers, an Asia-focused digital infrastructure platform backed by leading investment firm KKR. Ms. Grewer served as the General Counsel for Towershare, the largest independent tower company based in the Middle East. Ms. Grewer led Towershare’s raise of the necessary capital to transition from three employees to more than one hundred employees in Dubai and Pakistan, oversaw multiple tower acquisitions, and closed a successful exit for the company’s investors through sales to Edotco and HIS Towers. She has worked as an advisor to Edotco and helped a team of former Edotco executives raise capital from Digital Colony to launch EdgePoint, a telecommunications tower infrastructure company with operations across the ASEAN region. In addition to telecommunications, Ms. Grewer has negotiated infrastructure projects, including mining, power and commercial agriculture in South America, Sub-Saharan Africa and Southeast Asia. Ms. Grewer holds a bachelor’s degree from the University of Connecticut and a juris doctor degree from Fordham University School of Law.

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

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Ian Spence, Eduardo Marini, Shannon Grewer and Andrew Bartley are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. We pay IX Acquisition Services LLC a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. Our sponsor, its service providers, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred or such agreed-upon compensation as contracted in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 14, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

The following table is based on 10,413,721 ordinary shares outstanding at April 14, 2023, of which 4,663,721 were Class A ordinary shares and 5,750,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Number of	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
All officers and directors as a group (eight individuals)	4,002,121	38.4%
Noah Aptekar(2)	4,002,121	38.4%
Guy Willner	—	—
Karen Bach	—	—
Ian Spence	—	—
Andrew Bartley	—	—
Eduardo Marini	—	—
Shannon Grewer	—	—
IX Acquisition Sponsor, LLC(2)(3)	4,002,121	38.4%
Millennium Management LLC(4)	1,168,212	11.2%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Arch 124, Salamanca Street, London SE1 7HX, United Kingdom.

(2)	Our Sponsor is the record holder of such shares. IX Acquisition Sponsor Manager, LLC is the manager of the Sponsor. Noah Aptekar is the sole member of IX Acquisition Sponsor Manager, LLC and has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Mr. Aptekar disclaims any beneficial ownership of the shares held by the sponsor, except to the extent of his pecuniary interest therein.
(3)	Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our business combination on a one-for-one basis, subject to adjustment, or, if the Founder Share Amendment is approved and implemented, may be converted at any time and from time to time prior to our business combination.
(4)	Information derived from a Schedule 13G/A filed on January 17, 2023 on behalf of Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander. The securities disclosed herein as beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The business address of each such person is 399 Park Avenue, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 11, 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for a purchase price of $25,000, or approximately $0.004 per share. October 12, 2021, the sponsor transferred an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Public Offering. Our sponsor currently owns approximately 38.4% of our outstanding ordinary shares.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2022 totaled $87,690 and for the period from March 1, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $87,035.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 or the period from March 1, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2022 or the period from March 1, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the year ended December 31, 2022 or the period from March 1, 2021 (inception) through December 31, 2021.

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

3.2

Amendment No. 1 to the Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on April 14, 2023).

3.3

Amendment No. 2 to the Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on April 14, 2023).

3.4

Amendment No. 3 to the Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on April 14, 2023).

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

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40878), filed with the SEC on April 13, 2022).
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

14.1	Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023

IX ACQUISITION CORP.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Guy Willner	Executive Chairman and Director	April 17, 2023
Guy Willner

/s/ Karen Bach	Chief Executive Officer and Director	April 17, 2023
Karen Bach	(Principal Executive Officer)

/s/ Noah Aptekar	Chief Financial Officer, Chief Operations Officer and Director	April 17, 2023
Noah Aptekar	(Principal Financial and Accounting Officer)

/s/ Ian Spence	Director	April 17, 2023
Ian Spence

/s/ Andrew Bartley	Director	April 17, 2023
Andrew Bartley

/s/ Eduardo Marini	Director	April 17, 2023
Eduardo Marini

Director
Shannon Grewer