Form 10-Q
period 2023-03-31
IX Acquisition Corp.
filed 2023-05-22
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-40878

IX ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1586922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Arch 124 53 Davies Street London, United Kingdom
(Address of principal executive offices)

W1K 5JH

(Zip Code)

+44 02039830450

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	IXAQU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	IXAQA	The Nasdaq Stock Market LLC
Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	IXAQW	The Nasdaq Stock Market LLC

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

As of May 22, 2023, there were 8,665,842 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, “the ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$30,027	$70,236
Prepaid expenses	140,026	233,901
Total current assets	170,053	304,137
Non-current assets:
Investments held in Trust Account	236,472,933	234,364,451
Total Assets	$236,642,986	$234,668,588

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$103,284	$32,419
Accrued expenses	1,062,826	990,312
Total current liabilities	1,166,110	1,022,731
Non-current liabilities:
Derivative warrant liabilities	746,000	373,000
Deferred underwriting fee payable	12,100,000	12,100,000
Total non-current liabilities	12,846,000	12,473,000
Total Liabilities	14,012,110	13,495,731

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.28 and $10.19 per share, respectively; 23,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	236,472,933	234,364,451

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Subscription receivable	—	—
Accumulated deficit	(13,842,632)	(13,192,169)
Total shareholders’ deficit	(13,842,057)	(13,191,594)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$236,642,986	$234,668,588

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating and formation expenses	$277,533	$431,268
Loss from operations	(277,533)	(431,268)

Other income:
Income from investments held in Trust Account	2,108,482	39,303
Interest income on operating account	70	35
Change in fair value of derivative warrant liabilities	(373,000)	4,059,500
Total other income, net	1,735,552	4,098,838

Net income	$1,458,019	$3,667,570

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.13
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2023
						Total
	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	5,750,000	$575	$—	$—	$(13,192,169)	$(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(2,108,482)	(2,108,482)
Net income	—	—	—	—	1,458,019	1,458,019
Balance - March 31, 2023 (Unaudited)	5,750,000	$575	$—	$—	$(13,842,632)	$(13,842,057)

	For the Three Months Ended March 31, 2022
						Total
	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(39,303)	(39,303)
Net income	—	—	—	—	3,667,570	3,667,570
Balance - March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(19,982)	$(15,637,759)	$(15,657,166)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities:
Net income	$1,458,019	$3,667,570
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	373,000	(4,059,500)
Income from investments held in Trust Account	(2,108,482)	(39,303)
Changes in operating assets and liabilities:
Prepaid expenses	93,875	33,372
Accounts payable	70,865	14,369
Accrued expenses	72,514	180,659
Net cash used in operating activities	(40,209)	(202,833)

Cash Flows from Financing Activities:
Offering costs paid	—	(6,180)
Net cash used in financing activities	—	(6,180)

Net change in cash	(40,209)	(209,013)

Cash - beginning of the period	70,236	611,620
Cash - end of the period	$30,027	$402,607

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption amount	$2,108,482	$39,303

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

IX Acquisition Corp. (the “Company”, “our Company,” “we” or “us”) is a blank check company incorporated in the Cayman Islands on March 1, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

The Registration Statement on Form S-1 initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2021 (File No. 333-259567), as amended (the “Registration Statement) for the Initial Public Offering was declared effective on October 6, 2021. On October 12, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”, and the warrants included in the Units sold, the “Public Warrants”), including 3,000,000 Units that were issued pursuant to the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating total gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,150,000 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to IX Acquisition Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”) and Odeon Capital Group, LLC (“Odeon”), generating gross proceeds of $7,150,000 (the “Private Placement”) (see Note 4).

Transaction costs amounted to $30,639,304, consisting of $4,000,000 of underwriting fees, $12,100,000 of deferred underwriting fees, $13,853,689 for the excess of the fair value over the sales price of Founder Shares (as defined in Note 5) sold to the Anchor Investors (as defined in Note 5), and $685,615 of other offering costs.

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association of the Company currently in effect (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below); and (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders (as defined below) as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and the warrants will expire worthless.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. All Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus (x) any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and (y) the per share portion of the Contribution (as defined in Note 10)). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (other than the Anchor Investors) (the “Initial Shareholders”), the Anchor Investors, and the Company’s executive officers and directors (“Management or “Management Team”) agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

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

The Initial Shareholders agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

On April 10, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary Meeting”). At the 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things (see Note 10), a proposal to grant the Company the right to extend the date by which it must consummate its initial Business Combination, from April 12, 2023 to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association. Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

As a result of the approval of the Extension Proposal, the Company now has the ability, with monthly extension payments, but without another shareholder vote and by resolution of the Board of Directors, to extend the Extended Date in one-month increments through April 12, 2024; consequently, the Company may elect to have until April 12, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters of the Initial Public Offering agreed to waive their rights to their deferred underwriting commission (see Note 6 and 10) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution might be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of Management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023 (the “2022 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the 2022 Annual Report.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Going Concern Consideration

As of March 31, 2023, the Company had approximately $30,000 in cash held outside of the Trust Account and a working capital deficit of approximately $996,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until April 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution of the Company raises substantial doubt about its ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were in U.S. Treasury securities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying condensed balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying unaudited condensed statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying unaudited condensed financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The carrying amounts reflected in the accompanying condensed balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2022	234,364,451
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	2,108,482
Class A ordinary shares subject to possible redemption - March 31, 2023	$236,472,933

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the accompanying unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, the Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,166,415	$291,604	$2,934,056	$733,514

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.13	$0.13

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, which was consummated on October 12, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the Private Placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 11, 2021, the Sponsor was issued 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and its permitted transferees would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment in full simultaneously with the closing of the Initial Public Offering, thus the 750,000 Class B ordinary shares are no longer subject to forfeiture.

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

A total of eight investors (the “Anchor Investors”), purchased 1,980,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit: (i) six Anchor Investors purchased 980,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit; (ii) one Anchor Investor purchased 780,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit; and (iii) one Anchor Investor purchased 500,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other Public Shareholders. Further, the Anchor Investors are not required to (x) hold any Units, Class A ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (y) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (z) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units purchased in the Initial Public Offering as the rights afforded to the Company’s other Public Shareholders.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the accompanying unaudited condensed statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

Promissory Note—Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and upon the consummation of the Initial Public Offering. The Company borrowed $250,000 under the IPO Promissory Note and repaid the outstanding balance on October 12, 2021. The IPO Promissory Note was no longer available after the consummation of the Initial Public Offering.

Due from Related Party

Due from related party consists of amounts owed from the Sponsor, due to expenses paid by the Company on behalf of IX Acquisition Services LLC, an entity owned by an affiliate of the Sponsor (“IX Services”). As of December 31, 2021, the Company had approximately $3,500 in amount due from related party outstanding, which was fully paid in April 2022. Subsequently, the Company borrowed an additional amount of approximately $2,800 and fully settled the balance in July 2022.

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees, however, IX Services waived these fees for the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $30,000, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no borrowings under any Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Registration Statement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company has granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters of the Initial Public Offering may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Registration Statement and may not exercise demand rights on more than one occasion. The Company bears the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit (excluding over-allotment Units) in the Initial Public Offering, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.50 per Unit (excluding over-allotment Units) and $0.70 per over-allotment Unit (totaling $12,100,000 in the aggregate) is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of that certain underwriting agreement, dated as of October 6, 2021 (the “underwriting agreement”).

On April 12, 2023, the Company entered into a fee reduction agreement (the “Fee Reduction Agreement”), which amends the underwriting agreement (see Note 10). According to the underwriting agreement, the Company previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the underwriting agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if the Company enters into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) of the aggregate deferred underwriting commissions of $12,100,000 for an approximate reduction of $6,050,000.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 7. WARRANTS

As of March 31, 2023 and December 31, 2022, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

If the Company calls the warrants for redemption as described above, Management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” Management will consider, among other factors, its cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” will mean the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Initial Shareholders, and Anchor Investors, or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders, and Anchor Investors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination (except, among other limited exceptions, to the officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

MARCH 31, 2023

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares issued and none outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding and the Initial Shareholders, including the Anchor Investors, owned 20% of the Company’s issued and outstanding shares on an as-converted basis.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Unless specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the ordinary shares that are voted, and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company.

The Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the Board of Directors out of funds legally available therefor. Prior to the Company’s initial Business Combination, (i) only holders of the Founder Shares will have the right to vote on the appointment of directors and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), holders of the Class B ordinary shares will have ten votes for every Class B ordinary share and holders of the Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended by a special resolution passed by not less than 90% of the ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Class B ordinary shares. Holders of the Public Shares will not be entitled to vote on the appointment of directors prior to the initial Business Combination. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the Board of Directors for any reason. In connection with the initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial Business Combination.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account	$236,472,933	$236,472,933	$—	$—
Liabilities
Warrant liability – Public Warrants	$460,000	$—	$460,000	$—
Warrant liability – Private Placement Warrants	286,000	—	—	286,000
Total Liabilities	$746,000	$—	$460,000	$286,000

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account	$234,364,451	$234,364,451	$—	$—
Liabilities
Warrant liability – Public Warrants	$230,000	$—	$230,000	$—
Warrant liability – Private Placement Warrants	143,000	—	—	143,000
Total Liabilities	$373,000	$—	$230,000	$143,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2021, when the Public Warrants were separately listed and traded, and subsequently transferred to a Level 2 measurement during the quarter ended March 31, 2022 due to low trading volume.

The Company utilized a Monte-Carlo simulation model for the initial valuation of the Public Warrants. Beginning in November 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants under the ticker “IXAQW”.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	March 31, 2023	December 31, 2022
Stock price	$10.29	$10.14
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.03	5.27
Volatility	5.3%	2.6%
Risk-free rate	3.51%	3.91%
Fair value	$0.04	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	143,000
Fair value at March 31, 2023 (Unaudited)	286,000

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(1,644,500)
Fair value at March 31, 2022 (Unaudited)	1,644,500

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of approximately $373,000 and approximately $4.1 million within change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On April 10, 2023, the Company held the 2023 Extraordinary Meeting, at which, the Company’s shareholders approved, among other things:

(i)	the Extension Proposal, which granted the Company the right to extend the date by which it must consummate its initial Business Combination to the Extended Date, and to allow the Company, without another shareholder vote, by resolution of the Board of Directors, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024;
(ii)	a proposal to further amend the Amended and Restated Memorandum and Articles of Association to eliminate (x) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (y) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination (the “Redemption Limitation Amendment Proposal”); and
(iii)	a proposal to provide for the right of a holder of the Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”).

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Under Cayman Islands law, the amendments to the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal, Founder Share Amendment Proposal and Redemption Limitation Amendment Proposal.

In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $48 million.

Additionally, the Sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account as a loan, an amount equal to the lesser of (x) $160,000 or (y) $0.04 per Public Share multiplied by the number of Public Shares outstanding (the “Contribution”), on each of the following dates: (i) April 13, 2023; and (ii) one business day following the public announcement by the Company disclosing that the Board of Directors has determined to extend the Extended Date for an additional month in accordance with the Extension Proposal.

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on April 13, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1 million (the “Extension Promissory Note”). The Extension Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination within the Combination Period, the Extension Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement. The Contribution and any drawdowns in connection with the Extension Promissory Note are subject to unanimous written consent of the Board of Directors and the consent of the Sponsor.

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 for an additional month to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On May 12, 2023, the Sponsor deposited $160,000 into the Trust Account in connection with this extension of the Extended Date.

On April 12, 2023, the Company entered into the Fee Reduction Agreement, which amends the underwriting agreement. According to the underwriting agreement, the Company previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the underwriting agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if the Company enters into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) of the aggregate deferred underwriting commissions of $12,100,000 for an approximate reduction of $6,050,000.

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the approval of the Founder Share Amendment Proposal, the Sponsor, the holder of an aggregate of 4,002,121 of the Class B ordinary shares, elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect (the “Founder Conversion”). Following the Founder Conversion, the Company had an aggregate of 8,665,842 Class A ordinary shares issued and outstanding and 1,747,879 Class B ordinary shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated on March 1, 2021 as a Cayman Islands exempted company for the purpose of effecting a Business Combination. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial Business Combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

The Registration Statement was declared effective on October 6, 2021. On October 12, 2021, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating total gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in the Private Placement to our Sponsor, Cantor and Odeon generating gross proceeds of $7,150,000.

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in a the Trust Account and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earliest of: (i) the completion of the initial Business combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete the initial Business Combination within the Combination Period; and (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares.

Capital Resources and Going Concern Consideration

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to cover for certain offering expenses on behalf of us in exchange for issuance of Founder Shares, a loan under the IPO Promissory Note in the amount of $250,000 and advances from our Sponsor to cover for certain expenses on our behalf, and net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the IPO Promissory Note balance on October 12, 2021. We also paid for certain expenses on behalf of a related party. As of December 31, 2021, we had approximately $3,500 in amount due from related party outstanding, which was fully paid in April 2022.  Subsequently, we borrowed an additional amount of approximately $2,800 and fully settled the balance in July 2022.

As of March 31, 2023, we had approximately $30,000 in cash held outside of the Trust Account and a working capital deficit of approximately $996,000.

For the three months ended March 31, 2023, net cash used in operating activities was approximately $40,000. Net income of approximately $1.5 million was affected by change in fair value of derivative warrant liabilities of approximately $373,000, income from investments held in Trust Account of approximately $2.1 million and changes in operating assets and liabilities provided approximately $237,000 of cash for operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was approximately $203,000 and net cash used in financing activities was approximately $6,000. Net income of approximately $3.7 million was affected by change in fair value of derivative warrant liabilities of approximately $4.0 million, income from investments held in Trust Account of approximately $39,000 and changes in operating assets and liabilities provided approximately $228,400 of cash for operating activities. Cash used in financing activities resulted from the payment for offering costs of approximately $6,000.

As of March 31, 2023, we had cash held in the Trust Account of approximately $236.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until April 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our Company.

Our Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements included under “Item 1. Financial Statements” are issued.

We plan to address this uncertainty through the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements and notes thereto included under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2023, we had net income of approximately $1.5 million, which consisted of approximately $2.1 million in income from investments held in Trust Account and interest income on operating account, which were partially offset by a loss of approximately $373,000 from the change in fair value of derivative warrant liabilities and approximately $278,000 in operating and formation expenses.

For the three months ended March 31, 2022, we had a net income of approximately $3.7 million, which consisted of a gain of approximately $4 million from the change in fair value of derivative warrant liabilities and an approximately $39,000 in unrealized gain on investments held in Trust Account and interest income on operating account, which were partially offset by approximately $431,000 in operating and formation expenses (of which $30,000 was for related party administrative fees).

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Registration Statement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters of the Initial Public Offering may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Registration Statement and may not exercise demand rights on more than one occasion. We bear the expenses incurred in connection with the filing of any such registration statements.

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

On April 12, 2023, the Company entered into a Fee Reduction Agreement, which amends the underwriting agreement. According to the underwriting agreement, the Company previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the underwriting agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if the Company enters into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) to each, an approximate reduction of $6,050,000.

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, we incurred expenses in connection with such services of approximately $0 and $30,000, respectively, included within operating and formation expenses on the unaudited condensed statements of operations included under “Item 1. Financial Statements”.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements included under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature, which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of our Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations included under “Item 1. Financial Statements”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the condensed balance sheets included under “Item 1. Financial Statements” and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the unaudited condensed statements of operations included under “Item 1. Financial Statements” in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the unaudited condensed financial statements included under “Item 1. Financial Statements”.

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our unaudited condensed financial statements included under “Item 1. Financial Statements”.

Recent Developments

2023 Extraordinary Meeting

On April 10, 2023, we held the 2023 Extraordinary Meeting, at which, our shareholders approved, among other things:

(i)	the Extension Proposal;
(ii)	the Redemption Limitation Amendment Proposal; and
(iii)	the Founder Share Amendment Proposal.

Under Cayman Islands law, the amendments to the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal, Founder Share Amendment Proposal and Redemption Limitation Amendment Proposal.

In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $48 million.

Contribution and Extension Promissory Note

Additionally, the Sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution on each of the following dates: (i) April 13, 2023; and (ii) one business day following our public announcement disclosing that the Board of Directors has determined to extend the Extended Date for an additional month in accordance with the Extension Proposal.

In connection with the Contribution and advances the Sponsor may make in the future to us for working capital expenses, on April 13, 2023, we issued the Extension Promissory Note, a convertible promissory note to the Sponsor with a principal amount up to $1 million. The Extension Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination within the Combination Period, the Extension Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement. The Contribution and any drawdowns in connection with the Extension Promissory Note are subject to unanimous written consent of the Board of Directors and the consent of the Sponsor.

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 for an additional month to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On May 12, 2023, the Sponsor deposited $160,000 into the Trust Account in connection with this extension of the Extended Date.

Founder Conversion

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the approval of the Founder Share Amendment Proposal, the Sponsor, the holder of an aggregate of 4,002,121 of the Class B ordinary shares, elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect in the Founder Conversion. Following the Founder Conversion, we had an aggregate of 8,665,842 Class A ordinary shares issued and outstanding and 1,747,879 Class B ordinary shares issued and outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) 2022 Annual Report, (iii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 13, 2022 and as amended May 9. 2022 (the “2021 Annual Report”), (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022 and November 10, 2022, respectively, and (iv) Proxy Statement on Schedule 14A, as filed with the SEC on March 23, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the approval of the Founder Share Amendment Proposal, we issued an aggregate of 4,002,121 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor in the Founder Conversion. The 4,002,121 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the Registration Statement. Following the Founder Conversion

and the redemptions in connection with the Extension Proposal, there were 8,665,842 Class A ordinary shares issued and outstanding and 1,747,879 Class B ordinary shares issued and outstanding.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2021 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vote to approve the Extension Proposal at the 2023 Extraordinary Meeting on April 10, 2023, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $48 million.

There were no such repurchases of our equity securities by us or an affiliate during the quarter covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.2

No.	Description of Exhibit
3.1

Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of IX Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023).

3.2

Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of IX Acquisition Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023).

3.3

Certificate of Amendment to the Amended and Restated Memorandum and Articles of Association of IX Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023).

10.1

Convertible Promissory Note, dated April 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023).

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2023	IX Acquisition Corp.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer
(Principal Executive Officer)