Form 10-Q
period 2023-06-30
IX Acquisition Corp.
filed 2023-08-21
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

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

As of August 21, 2023, there were 8,665,842 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$100,322	$70,236
Prepaid expenses	106,901	233,901
Total current assets	207,223	304,137
Non-current assets:
Investments held in Trust Account	49,340,196	234,364,451
Total Assets	$49,547,419	$234,668,588

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$152,080	$32,419
Accrued expenses	1,066,927	990,312
Convertible promissory note-related party	689,968	—
Total current liabilities	1,908,975	1,022,731
Non-current liabilities:
Derivative warrant liabilities	559,500	373,000
Deferred underwriting fee payable	6,050,000	12,100,000
Total non-current liabilities	6,609,500	12,473,000
Total Liabilities	8,518,475	13,495,731

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.58 and $10.19 per share, respectively; 4,663,721 and 23,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	49,340,196	234,364,451

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 and no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	401	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 and 5,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	174	575
Additional paid-in capital	3,860,447	—
Accumulated deficit	(12,172,274)	(13,192,169)
Total shareholders’ deficit	(8,311,252)	(13,191,594)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$49,547,419	$234,668,588

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating and formation expenses	$225,714	$341,655	$503,246	$772,923
Loss from operations	(225,714)	(341,655)	(503,246)	(772,923)

Other income:
Income from investments held in Trust Account	1,372,568	354,018	3,481,050	393,321
Interest income on operating account	19	61	88	96
Gain on forfeiture of deferred underwriting fee payable	336,985	—	336,985	—
Change in fair value of derivative warrant liabilities	186,500	1,750,000	(186,500)	5,809,500
Total other income, net	1,896,072	2,104,079	3,631,623	6,202,917

Net income	$1,670,358	$1,762,424	$3,128,377	$5,429,994

Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,951,910	23,000,000	2,503,465	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.28	$0.06	$1.04	$0.19
Basic and diluted weighted average shares outstanding, Class B ordinary shares	998,788	5,750,000	504,943	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.28	$0.06	$1.04	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2023
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(13,192,169)	$(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,108,482)	(2,108,482)
Net income	—	—	—	—	—	1,458,019	1,458,019
Balance — March 31, 2023 (Unaudited)	—	$—	5,750,000	$575	$—	$(13,842,632)	$(13,842,057)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,852,568)	—	(1,852,568)
Gain on forfeiture of deferred underwriting fee payable	—	—	—	—	5,713,015	—	5,713,015
Class B to Class A Conversion	4,002,121	401	(4,002,121)	(401)	—	—	—
Net income	—	—	—	—	—	1,670,358	1,670,358
Balance — June 30, 2023 (Unaudited)	4,002,121	$401	1,747,879	$174	$3,860,447	$(12,172,274)	$(8,311,252)

	For the Three and Six Months Ended June 30, 2022
						Total
	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - January 1, 2022	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(39,303)	(39,303)
Net income	—	—	—	—	3,667,570	3,667,570
Balance - March 31, 2022 (Unaudited)	5,750,000	$575	$—	$(19,982)	$(15,637,759)	$(15,657,166)
Repayment of subscription receivable	—	—	—	19,982	—	19,982
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(354,018)	(354,018)
Net income	—	—	—	—	1,762,424	1,762,424
Balance - June 30, 2022 (Unaudited)	5,750,000	$575	$—	$—	$(14,229,353)	$(14,228,778)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities:
Net income	$3,128,377	$5,429,994
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	186,500	(5,809,500)
Income from investments held in Trust Account	(3,481,050)	(393,321)
Gain on forfeiture of deferred underwriting fee payable	(336,985)	—
Changes in operating assets and liabilities:
Prepaid expenses	127,000	121,094
Accounts payable	119,661	(12,443)
Accrued expenses	76,615	334,500
Net cash used in operating activities	(179,882)	(329,676)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	188,985,305	—
Cash deposited in Trust Account	(480,000)	—
Net cash provided by investing activities	188,505,305	—

Cash Flows from Financing Activities:
Proceeds from subscription receivable	—	19,982
Repayment from advance to related party, net	—	715
Proceeds from convertible promissory note-related party	689,968	—
Redemption of ordinary shares	(188,985,305)	—
Offering costs paid	—	(6,180)
Net cash (used in) provided by financing activities	(188,295,337)	14,517

Net change in cash	30,086	(315,159)

Cash - beginning of the period	70,236	611,620
Cash - end of the period	$100,322	$296,461

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$5,713,015	—
Remeasurement of Class A ordinary shares to redemption amount	$3,961,050	$354,018

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. All Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus (x) any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and (y) the per share portion of the Contribution (as defined below)). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (other than the Anchor Investors) (the “Initial Shareholders”), the Anchor Investors, and the Company’s executive officers and directors (“Management” or “Management Team”) agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

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

On April 10, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary Meeting”). At the 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the date by which it must consummate its initial Business Combination, from April 12, 2023 to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association. Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In addition, at the 2023 Extraordinary Meeting, the Company’s shareholders also approved to further amend the Amended and Restated Memorandum and Articles of Association (i) to eliminate (x) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (y) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination (the “Redemption Limitation Amendment Proposal”) and (ii) to provide for the right of a holder of the Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”). Those amendments to the Amended and Restated Memorandum and Articles of Association took effect upon the approval of the Company’s shareholders.In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $48 million.

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

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On May 12, 2023, the Sponsor deposited $160,000 into the Trust Account in connection with this second extension of the Extended Date. On June 9, 2023, the Board of Directors elected to extend the Extended Date from June 12, 2023 to July 12, 2023. On June 12, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this third extension. On July 11, 2023, the Board of Directors elected to extend the Extended Date from July 12, 2023 to August 12, 2023. On July 12, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this fourth extension. On August 9, 2023, the Board of Directors elected to extend the Extended Date from

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

August 12, 2023 to September 12, 2023. On August 11, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this fifth extension. The current outstanding principal is $1,009,968.

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association, the Sponsor, the holder of an aggregate of 4,002,121 of the Class B ordinary shares, elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect (the “Founder Conversion”). Following the Founder Conversion, the Company had an aggregate of 8,665,842 Class A ordinary shares and 1,747,879 Class B ordinary shares issued and outstanding.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of Management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

Going Concern Consideration

As of June 30, 2023, the Company had approximately $100,000 in cash held outside of the Trust Account and a working capital deficit of approximately $1.7 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until April 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were in U.S. Treasury securities.

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

Convertible Instruments

The Company accounts for that feature conversion options in its promissory notes in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - January 1, 2023	234,364,451
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	2,108,482
Class A ordinary shares subject to possible redemption - March 31, 2023	$236,472,933
Less:
Redemption of ordinary shares	(188,985,305)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,852,568
Class A ordinary shares subject to possible redemption - June 30, 2023	$49,340,196

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,389,999	$280,359	$1,409,939	$352,485

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	4,951,910	998,788	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.28	$0.28	$0.06	$0.06

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,603,298	$525,079	$4,343,995	$1,085,999

Denominator:
Weighted average ordinary shares outstanding - basic and diluted	2,503,465	504,943	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$1.04	$1.04	$0.19	$0.19

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

JUNE 30, 2023

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

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association, the Sponsor elected to convert all 4,002,121 Founder Shares it held on a one-for-one basis into Class A ordinary shares, with immediate effect. Following this Founder Conversion, the Company had an aggregate of 8,665,842 Class A ordinary shares and 1,747,879 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2023

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees, however, IX Services waived these fees for the three and six months ended June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $30,000, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $60,000, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no borrowings under any Working Capital Loans.

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on April 13, 2023, the Company issued an Extension Promissory Note to the Sponsor with a principal amount up to $1 million. The Extension Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination, or (b) the date of the Company's liquidation. If the Company does not consummate an initial Business Combination within the Combination Period, the Extension Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement. The Contribution and any drawdowns in connection with the Extension Promissory Note are subject to unanimous written consent of the Board of Directors and the consent of the Sponsor.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company advanced $160,000 under the Extension Promissory Note on April 13, 2023, $69,988 on April 17, 2023, $60,000 on May 12, 2023, $160,000 on May 12, 2023 and $239, 980 on June 12, 2023 $160,000 on July 12, 2023, and $160,000 on August 12, 2023. As of June 30, 2023, the Company had a total of $689,968 drawn on the Extension Promissory Note.

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

On April 12, 2023, the Company entered into a fee reduction agreement (the “Fee Reduction Agreement”), which amends the underwriting agreement. According to the underwriting agreement, the Company previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the underwriting agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if the Company enters into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) of the aggregate deferred underwriting commissions of $12,100,000 for an approximate reduction of $6,050,000.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 7. WARRANTS

As of June 30, 2023 and December 31, 2022, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

JUNE 30, 2023

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

JUNE 30, 2023

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,002,121 and 23,000,000 Class A ordinary shares issued and none outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,747,879 and 5,750,000 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 20% of the Company’s issued and outstanding shares on an as-converted basis.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account	$49,340,196	$49,340,196	$—	$—
Liabilities
Warrant liability – Public Warrants	$345,000	$—	$345,000	$—
Warrant liability – Private Placement Warrants	214,500	—	—	214,500
Total Liabilities	$559,500	$—	$345,000	$214,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account	$234,364,451	$234,364,451	$—	$—
Liabilities
Warrant liability – Public Warrants	$230,000	$—	$230,000	$—
Warrant liability – Private Placement Warrants	143,000	—	—	143,000
Total Liabilities	$373,000	$—	$230,000	$143,000

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

JUNE 30, 2023

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	June 30, 2023	December 31, 2022
Stock price	$10.56	$10.14
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.78	5.27
Volatility	5.2%	2.6%
Risk-free rate	3.99%	3.91%
Fair value	$0.03	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	143,000
Fair value at March 31, 2023 (Unaudited)	286,000
Change in fair value of Private Placement Warrants	(71,500)
Fair value at June 30, 2023 (Unaudited)	214,500

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(1,644,500)
Fair value at March 31, 2022 (Unaudited)	1,644,500
Change in fair value of Private Placement Warrants	(715,000)
Fair value at June 30, 2022 (Unaudited)	929,500

The Company recognized a three month gain of $187,000 and six month loss of $187,000 in connection with changes in the fair value of the Public Warrants and Private Placement Warrants with a change  in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023, respectively, and approximately $1.8 million and approximately $5.8 million within change in fair value of warrant liabilities in the unaudited condensed statements of operations for the three and six months ended June 30, 2022, respectively.

Derivative Liability-Conversion Feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the convertible promissory note which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the condensed statements of operations.

The key assumptions in the model relate to expected share-price volatility, risk-free interest rate, exercise price, expected term and the probability of occurrence of the transaction. The expected volatility was based on the average volatility of special purpose acquisition companies that are searching for an acquisition target. The risk-free interest rate is based on interpolation of U.S. Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be the estimated date of a Business Combination.

The estimated fair value of the conversion feature related to the convertible promissory notes as of issuance and for the period ended June 30, 2023 is zero.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On July 11, 2023, the Board of Directors elected to extend the Extended Date from July 12, 2023 to August 12, 2023. On July 12, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this fourth extension. On August 9, 2023, the Board of Directors elected to extend the Extended Date from August 12, 2023 to September 12, 2023. On August 11, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this fifth extension. The current outstanding principal is $1,009,968.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report on Form 10-Q (this “Report”) including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As of June 30, 2023, we had approximately $100,000 in cash held outside of the Trust Account and a working capital deficit of approximately $1.7 million.

For the six months ended June 30, 2023, net cash used in operating activities was approximately $180,000. Net income of approximately $3.1 million was affected by change in fair value of derivative warrant liabilities of approximately $187,000, income from investments held in Trust Account of approximately $3.5 million, gain on forfeiture deferred underwriting commission of approximately $337,000 and changes in operating assets and liabilities provided approximately $323,000 of cash for operating activities.

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

As of June 30, 2023, we had cash held in the Trust Account of approximately $49 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Results of Operations

Our entire activity since inception up to June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2023, we had net income of approximately $1.7 million, which consisted of a gain of approximately $187,000 from the change in fair value of derivative warrant liabilities, a gain of approximately $337,000 from the forfeiture of deferred underwriting fees, approximately $1.4 million in income from investments held in Trust Account and interest income on operating account, which were partially offset by and approximately $226,000 in operating and formation expenses.

For the six months ended June 30, 2023, we had net income of approximately $3.1 million, which consisted of approximately $3.5 million in income from investments held in Trust Account and interest income on operating account, gain of approximately $337,000 from the forfeiture of deferred underwriting fees, which were partially offset by a loss of approximately $187,000 from the change in fair value of derivative warrant liabilities and approximately $503,000 in operating and formation expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the three and six months ended June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $30,000, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $60,000, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations included under “Item 1. Financial Statements”.

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

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On May 12, 2023, the Sponsor deposited $160,000 into the Trust Account in connection with this second extension of the Extended Date. On June 9, 2023, the Board of Directors elected to extend the Extended Date from June 12, 2023 to July 12, 2023. On June 12, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this third extension. On July 11, 2023, the Board of Directors elected to extend the Extended Date from July 12, 2023 to August 12, 2023. On July 12, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this fourth extension. On August 9, 2023, the Board of Directors elected to extend the Extended Date from August 12, 2023 to September 12, 2023. On August 11, 2023, the Sponsor deposited an additional $160,000 into the Trust Account in connection with this fifth extension.

Founder Conversion

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the approval of the Founder Share Amendment Proposal, the Sponsor, the holder of an aggregate of 4,002,121 of the Class B ordinary shares, elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect in the Founder Conversion. Following this Founder Conversion, we had an aggregate of 8,665,842 Class A ordinary shares and 1,747,879 Class B ordinary shares issued and outstanding.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) 2022 Annual Report, (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

(c) Total
			number of	(d) Maximum
			shares (or	number (or
			units)	approximate
			purchased as	dollar value) of
	(a) Total		part of	shares (or units)
	number of		publicly	that may yet be
	shares (or	(b) Average	announced	purchased under
	units)	price paid per	plans or	the plans or
Period	purchased	share (or unit)	programs	programs
April 1 – April 30, 2023	18,336,279	$10.30	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	—	—	—	—

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

Dated: August 21, 2023	IX Acquisition Corp.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Noah Aptekar
Name:	Noah Aptekar
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)