Form 10-Q
period 2023-09-30
IX Acquisition Corp.
filed 2023-11-15
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

As of November 15, 2023, there were 8,665,842 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$10,237	$70,236
Prepaid expenses	21,276	233,901
Total current assets	31,513	304,137
Non-current assets:
Investments held in the Trust Account	50,466,315	234,364,451
Total Assets	$50,497,828	$234,668,588

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$—	$32,419
Accrued expenses	1,027,832	990,312
Extension Promissory Note	1,354,768	—
Total current liabilities	2,382,600	1,022,731
Non-current liabilities:
Derivative warrant liabilities	559,500	373,000
Deferred underwriting fee payable	6,050,000	12,100,000
Total non-current liabilities	6,609,500	12,473,000
Total Liabilities	8,992,100	13,495,731

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $10.82 and $10.19 per share, respectively; 4,663,721 and 23,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	50,466,315	234,364,451

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 and no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	401	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 and 5,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	174	575
Additional paid-in capital	2,734,328	—
Accumulated deficit	(11,695,490)	(13,192,169)
Total shareholders’ deficit	(8,960,587)	(13,191,594)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$50,497,828	$234,668,588

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating and formation expenses	$169,341	$300,546	$672,587	$1,073,469
Loss from operations	(169,341)	(300,546)	(672,587)	(1,073,469)

Other (expense) income:
Income from investments held in the Trust Account	646,119	1,071,295	4,127,169	1,464,616
Interest income on an operating account	6	384	94	480
Gain on forfeiture of deferred underwriting fee payable	—	—	336,985	—
Change in fair value of derivative warrant liabilities	—	1,147,000	(186,500)	6,956,500
Total other income, net	646,125	2,218,679	4,277,748	8,421,596

Net income	$476,784	$1,918,133	$3,605,161	$7,348,127

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	4,663,721	23,000,000	11,581,804	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.05	$0.07	$0.21	$0.26
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class A (non-redeemable) and Class B ordinary shares	$0.05	$0.07	$0.21	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2023
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(13,192,169)	$(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,108,482)	(2,108,482)
Net income	—	—	—	—	—	1,458,019	1,458,019
Balance — March 31, 2023	—	—	5,750,000	575	—	(13,842,632)	(13,842,057)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,852,568)	—	(1,852,568)
Gain on forfeiture of deferred underwriting fee payable	—	—	—	—	5,713,015	—	5,713,015
Class B to Class A Conversion	4,002,121	401	(4,002,121)	(401)	—	—	—
Net income	—	—	—	—	—	1,670,358	1,670,358
Balance — June 30, 2023	4,002,121	401	1,747,879	174	3,860,447	(12,172,274)	(8,311,252)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,126,119)	—	(1,126,119)
Net income	—	—	—	—	—	476,784	476,784
Balance — September 30, 2023	4,002,121	$401	1,747,879	$174	$2,734,328	$(11,695,490)	$(8,960,587)

	For the Three and Nine Months Ended September 30, 2022
						Total
	Class B Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - January 1, 2022	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(39,303)	(39,303)
Net income	—	—	—	—	3,667,570	3,667,570
Balance - March 31, 2022	5,750,000	575	—	(19,982)	(15,637,759)	(15,657,166)
Repayment of subscription receivable	—	—	—	19,982	—	19,982
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(354,018)	(354,018)
Net income	—	—	—	—	1,762,424	1,762,424
Balance - June 30, 2022	5,750,000	575	—	—	(14,229,353)	(14,228,778)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,071,295)	(1,071,295)
Net income	—	—	—	—	1,918,133	1,918,133
Balance - September 30, 2022	5,750,000	$575	$—	$—	$(13,382,515)	$(13,381,940)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$3,605,161	$7,348,127
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of derivative warrant liabilities	186,500	(6,956,500)
Income from investments held in the Trust Account	(4,127,169)	(1,464,616)
Gain on forfeiture of deferred underwriting fee payable	(336,985)	—
Changes in operating assets and liabilities:
Prepaid expenses	212,625	204,094
Accounts payable	(32,419)	798
Accrued expenses	37,520	474,024
Net cash used in operating activities	(454,767)	(394,073)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	188,985,305	—
Cash deposited in the Trust Account	(960,000)	—
Net cash provided by investing activities	188,025,305	—

Cash Flows from Financing Activities:
Proceeds from subscription receivable	—	19,982
Repayment from advance to related party, net	—	3,495
Proceeds from Extension Promissory Note	1,354,768	—
Redemption of ordinary shares	(188,985,305)	—
Offering costs paid	—	(6,180)
Net cash (used in) provided by financing activities	(187,630,537)	17,297

Net change in cash	(59,999)	(376,776)

Cash - beginning of the period	70,236	611,620
Cash - end of the period	$10,237	$234,844

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$5,713,015	—
Remeasurement of Class A ordinary shares to redemption amount	$5,087,169	$1,464,616

The accompanying notes are an integral part of the unaudited condensed financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) and was initially invested only in the U.S. Department of the Treasury (the “Treasury”) obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct Treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association of the Company currently in effect, as amended, (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below); and (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders (as defined below) as part of the redemption of the Public Shares.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. All Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus (x) any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and (y) the per share portion of the Contribution (as defined below) (see Notes 5 and 10)). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (other than the Anchor Investors) (the “Initial Shareholders”), the Anchor Investors, and the Company’s executive officers and directors (“Management” or “Management Team”) agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they (i) vote for or against the proposed transaction or (ii) were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In addition, at the 2023 Extraordinary Meeting, the Company’s shareholders also approved to further amend the Amended and Restated Memorandum and Articles of Association (i) to eliminate (x) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (y) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination (the “Redemption Limitation Amendment Proposal”) and (ii) to provide for the right of a holder of the Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”). Those amendments to the Amended and Restated Memorandum and Articles of Association took effect upon the approval of the Company’s shareholders. In connection with the votes to approve the Extension Proposal, the Redemption Limitation Amendment Proposal and the Founder Share Amendment Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share (the “Redemptions”), for an aggregate redemption amount of approximately $189 million. After the satisfaction of such Redemptions, the balance in the Trust Account was approximately $48 million.

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

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on April 13, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1 million (the “Original Extension Promissory Note”), which was amended and restated as described below (see Note 5).

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note (as defined below). On May 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this second extension of the Extended Date. On June 9, 2023, the Board of Directors elected to extend the Extended Date from June 12, 2023 to July 12, 2023. On June 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this third extension. On July 11, 2023, the Board of Directors elected to extend the Extended Date from July 12, 2023 to August 12, 2023. On July 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this fourth extension. On August 9, 2023, the Board of Directors elected to extend the Extended Date from August 12, 2023 to September 12, 2023. On August 11, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this fifth extension. On September 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this sixth extension. As of September 30, 2023, the outstanding principal under the Extension Promissory Note was $1,354,768.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

On September 8, 2023, the Company issued an amended and restated promissory note in the principal amount of up to $2.5 million to the Sponsor (the “Amended and Restated Extension Promissory Note” and together with the Original Extension Promissory Note, the “Extension Promissory Note”), to amend and restate the Original Extension Promissory Note. The Amended and Restated Extension Promissory Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of the Company’s liquidation.

At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of Management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Going Concern Consideration

As of September 30, 2023, the Company had approximately $10,000 in cash held outside of the Trust Account and a working capital deficit of approximately $2.4 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until April 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments was initially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were in Treasury securities.

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying condensed balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying unaudited condensed statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying unaudited condensed financial statements.

Convertible Instruments

The Company accounts for that feature conversion options in its promissory notes in accordance with ASC 815. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 23,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature that allows for the redemption of such Public Shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - January 1, 2023	$234,364,451
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	2,108,482
Class A ordinary shares subject to possible redemption - March 31, 2023	236,472,933
Less:
Redemption of ordinary shares	(188,985,305)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,852,568
Class A ordinary shares subject to possible redemption - June 30, 2023	49,340,196
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,126,119
Class A ordinary shares subject to possible redemption - September 30, 2023	$50,466,315

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, the Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Revision of Prior Quarter Weighted Average Outstanding Shares and Net Loss Per Share of Ordinary Shares

In the Form 10-Q for three and six months ended June 30, 2023, the Company discovered an error in the weighted average shares outstanding (WASO) and earnings per share (EPS) calculations. The Company had a clerical error to report June 30, 2023 10-Q on WASO and EPS. To correct this, the Company has revised its prior period WASO and EPS calculation in these condensed financial statements. The impact of the change is summarized below:

Three Months Ended June 30, 2023

	As filed	Adjustment	As Revised
WASO, Class A Redeemable	4,951,910	2,331,279	7,283,189
EPS, Class A Redeemable	$0.28	$(0.15)	$0.13
WASO, Class A (non-redeemable) and Class B	998,788	4,751,212	5,750,000
EPS, Class A (non-redeemable) and Class B	$0.28	$(0.15)	$0.13

Six Months Ended June 30, 2023

	As filed	Adjustment	As Revised
WASO, Class A Redeemable	2,503,465	12,594,713	15,098,178
EPS, Class A Redeemable	$1.04	$(0.89)	$0.15
WASO, Class A (non-redeemable) and Class B	504,943	5,245,057	5,750,000
EPS, Class A (non-redeemable) and Class B	$1.04	$(0.89)	$0.15

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares (Redeemable)	$213,525	$1,534,506	$2,409,113	$5,878,502
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	4,663,721	23,000,000	11,581,804	23,000,000
Basic and diluted net income per share	$0.05	$0.07	$0.21	$0.26

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	263,259	383,627	1,196,048	1,469,625
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares - Basic and diluted weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share	$0.05	$0.07	$0.21	$0.26

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Cantor and Odeon purchased an aggregate of 7,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,150,000 in the aggregate), $19,982 of which was not funded by the Sponsor at the time of the Private Placement and recorded as a subscription receivable as of December 31, 2021. The subscription receivable was paid on April 12, 2022.

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

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association, the Sponsor elected to convert all 4,002,121 Founder Shares it held on a one-for-one basis into Class A ordinary shares, with immediate effect. Following this Founder Conversion and the Redemptions, the Company had an aggregate of 8,665,842 Class A ordinary shares and 1,747,879 Class B ordinary shares issued and outstanding.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the accompanying unaudited condensed statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, IX Services waived these fees for the three and nine months ended September 30, 2023. During the three months ended September 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $30,000, respectively, which are included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $90,000, respectively, which are included within operating and formation expenses on the accompanying unaudited condensed statements of operations.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were no borrowings under any Working Capital Loans.

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on April 13, 2023, the Company issued the Extension Promissory Note to the Sponsor with a principal amount up to $1 million. The Extension Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination within the Combination Period, the Extension Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Extension Promissory Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement. The Contribution and any drawdowns in connection with the Extension Promissory Note are subject to unanimous written consent of the Board of Directors and the consent of the Sponsor.

On September 8, 2023, the Company issued the Amended and Restated Extension Promissory Note in the principal amount of up to $2.5 million to the Sponsor, to amend and restate the Extension Promissory Note. The Amended and Restated Extension Promissory Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of the Company’s liquidation.

At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into Conversion Warrants at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

The Company advanced $160,000 under the Extension Promissory Note on April 13, 2023, $69,988 on April 17, 2023, $60,000 on May 11, 2023, $160,000 on May 15, 2023 and $239,980 on June 12, 2023, $160,000 on July 12, 2023, $59,800 on August 12, 2023, $160,000 on August 15, 2023, $125,000 on August 30, 2023 and $160,000 on September 12, 2023. As of September 30, 2023, the Company had a total of $1,354,768 drawn on the Extension Promissory Note.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 7. WARRANTS

As of September 30, 2023 and December 31, 2022, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,002,121 and 23,000,000 Class A ordinary shares issued and outstanding, excluding 4,663,721 and 0 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,747,879 and 5,750,000 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 16.8% of the Company’s issued and outstanding shares on an as-converted basis.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in the Trust Account	$50,466,315	$50,466,315	$—	$—
Liabilities
Warrant liability – Public Warrants	$345,000	$—	$345,000	$—
Warrant liability – Private Placement Warrants	214,500	—	—	214,500
Total Liabilities	$559,500	$—	$345,000	$214,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in the Trust Account	$234,364,451	$234,364,451	$—	$—
Liabilities
Warrant liability – Public Warrants	$230,000	$—	$230,000	$—
Warrant liability – Private Placement Warrants	143,000	—	—	143,000
Total Liabilities	$373,000	$—	$230,000	$143,000

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

The Company utilized a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrant liabilities is determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	September 30, 2023	December 31, 2022
Stock price	$10.90	$10.14
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.53	5.27
Volatility	6.6%	2.6%
Risk-free rate	4.50%	3.91%
Fair value	$0.03	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	143,000
Fair value at March 31, 2023 (Unaudited)	286,000
Change in fair value of Private Placement Warrants	(71,500)
Fair value at June 30, 2023 (Unaudited)	214,500
Change in fair value of Private Placement Warrants	—
Fair value at September 30, 2023 (Unaudited)	$214,500

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(1,644,500)
Fair value at March 31, 2022 (Unaudited)	1,644,500
Change in fair value of Private Placement Warrants	(715,000)
Fair value at June 30, 2022 (Unaudited)	929,500
Change in fair value of Private Placement Warrants	(572,000)
Fair value at September 30, 2022 (Unaudited)	$357,500

The Company recognized $0 and an approximately $187,000 loss on change in the fair value of the Public Warrants and Private Placement Warrants with a change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively, and an approximately $1.1 million and an approximately $7.0 million gain on change in fair value of warrant liabilities in the unaudited condensed statements of operations for the three and nine months ended September 30, 2022, respectively.

Derivative Liability-Conversion Feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the Extension Promissory Note, which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the accompanying unaudited condensed statements of operations.

The key assumptions in the model relate to expected share-price volatility, risk-free interest rate, exercise price, expected term and the probability of occurrence of the transaction. The expected volatility was based on the average volatility of special purpose acquisition companies that are searching for an acquisition target. The risk-free interest rate is based on interpolation of Treasury yields

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be the estimated date of a Business Combination.

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended September 30, 2023 is zero.

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

Nasdaq Notice

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company has until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Shareholders Notice has no immediate effect on the listing of the Company’s securities, and the Company’s securities continue to trade on the Nasdaq Global Market. The Company intends to provide Nasdaq, on or prior to November 24, 2023, with the Company’s plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b).

Extension of the Combination Period

On October 12, 2023, the Company issued a press release announcing that the Board of Directors has elected to extend the Combination Period for an additional month, from October 12, 2023 to November 12, 2023. In connection with the seventh extension of the Extended Date, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On October 13, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this seventh extension.

On November 13, 2023, the Company issued a press release announcing that the Board of Directors has elected to extend the Combination Period for an additional month, from November 12, 2023 to December 12, 2023. In connection with the eighth extension of the Extended Date, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On November 13, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this eighth extension.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated on March 1, 2021 as a Cayman Islands exempted company for the purpose of effecting a Business Combination. We have not selected any Business Combination target, but we have had substantive discussions with potential Business Combination targets. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial Business Combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

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

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in the Trust Account and was initially invested only in Treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct Treasury obligations. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earliest of: (i) the completion of the initial Business combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete the initial Business Combination within the Combination Period; and (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares.

Extension of Our Combination Period

On April 10, 2023, we held the 2023 Extraordinary Meeting, at which, our shareholders approved, among other things: (i) the Extension Proposal; (ii) the Redemption Limitation Proposal; and (iii) the Founder Share Amendment Proposal. Under Cayman Islands law, the amendments to the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal, Founder Share Amendment Proposal and Redemption Limitation Amendment Proposal.

In connection with the votes to approve the Extension Proposal, the Redemption Limitation Amendment Proposal and the Founder Share Amendment Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.30 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $48 million.

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

In connection with the Contribution and advances the Sponsor may make in the future to us for working capital expenses, on April 13, 2023, we issued the Original Extension Promissory Note, a convertible promissory note to the Sponsor with a principal amount up to $1 million. On September 8, 2023, we issued the Amended and Restated Promissory Note in the principal amount of up to $2.5 million to the Sponsor, to amend and restate the Original Extension Promissory Note. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of the Company’s liquidation. At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into Conversion Warrants at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

As of September 30, 2023, the outstanding principal under the Extension Promissory Note was $1,354,768.

Founder Conversion

On May 9, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the approval of the Founder Share Amendment Proposal, the Sponsor, the holder of an aggregate of 4,002,121 of the Class B ordinary shares, elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares, with immediate effect in the Founder Conversion. Following this Founder Conversion and the Redemptions, we had an aggregate of 8,665,842 Class A ordinary shares and 1,747,879 Class B ordinary shares issued and outstanding.

Recent Developments

Nasdaq Notice

On October 9, 2023, we received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that we have until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept our plan, we will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Shareholders Notice has no immediate effect on the listing of our securities, and our securities continue to trade on the Nasdaq Global Market. We intend to provide Nasdaq, on or prior to November 24, 2023, with our plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that we will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, we filed the Oct. 2023 Current Report to disclose our receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b).

Extension of our Combination Period

On October 12, 2023, we issued a press release announcing that the Board of Directors has elected to extend the Combination Period for an additional month, from October 12, 2023 to November 12, 2023. In connection with the seventh extension of the Extended Date, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On October 13, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this seventh extension.

On November 13, 2023, we issued a press release announcing that the Board of Directors has elected to extend the Combination Period for an additional month, from November 12, 2023 to December 12, 2023. In connection with the eighth extension of the Extended Date, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On November 13, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this eighth extension.

Results of Operations

Our entire activity since inception up to September 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended September 30, 2023, we had net income of approximately $477,000, which consisted of approximately $646,000 in income from investments held in the Trust Account and interest income on an operating account, which were partially offset by approximately $169,000 in operating and formation expenses.

For the three months ended September 30, 2022, we had net income of approximately $1.9 million, which consisted of a gain of approximately $1.1 million from the change in fair value of derivative warrant liabilities and approximately $1.0 million in income from investments held in the Trust Account and interest income on an operating account, which were partially offset by approximately $301,000 in operating and formation expenses (of which approximately $30,000 was for related party administrative fees).

For the nine months ended September 30, 2023, we had net income of approximately $3.6 million, which consisted of approximately $4.1 million in income from investments held in the Trust Account and interest income on an operating account, gain of approximately $337,000 from the forfeiture of deferred underwriting fees, which were partially offset by a loss of approximately $187,000 from the change in fair value of derivative warrant liabilities and approximately $673,000 in operating and formation expenses.

For the nine months ended September 30, 2022, we had net income of approximately $7.3 million, which consisted of a gain of approximately $7.0 million from the change in fair value of derivative warrant liabilities and approximately $1.5 million in income from investments held in the Trust Account and interest income on an operating account, which were partially offset by approximately $1.1 million in operating and formation expenses (of which approximately $90,000 was for related party administrative fees).

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

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

As of September 30, 2023, we had approximately $10,000 in cash held outside of the Trust Account and a working capital deficit of approximately $2.4 million.

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $455,000. Net income of approximately $3.6 million was affected by change in fair value of derivative warrant liabilities of approximately $187,000, income from investments held in the Trust Account of approximately $4.1 million, gain on forfeiture deferred underwriting commission of approximately $337,000 and changes in operating assets and liabilities provided approximately $218,000 of cash for operating activities. Cash provided by investing activities resulted from the redemption from the Trust Account of approximately $189 million and cash deposited into the Trust Account of $960,000. Cash used in financing activities resulted from the proceeds from the Extension Promissory Note of approximately $1.4 million and redemption of Class A ordinary shares of $189 million.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $394,000 and net cash provided by financing activities was approximately $17,000. Net income of approximately $7.3 million was affected by change in fair value of derivative warrant liabilities of approximately $7.0 million, income from investments held in the Trust Account of approximately $1.5 million and changes in operating assets and liabilities used approximately $679,000 of cash for operating activities. Cash provided by financing activities resulted from the proceeds from subscription receivable of approximately $20,000 and repayment from advance to related party (net) of approximately $3,000, partially offset by the payment for offering costs of approximately $6,000.

As of September 30, 2023, we had cash held in the Trust Account of approximately $50.0 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Our Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” are issued.

We plan to address this uncertainty through the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 12, 2023, we entered into a Fee Reduction Agreement, which amends the Underwriting Agreement. According to the Underwriting Agreement, we previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the Underwriting Agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if we enter into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) to each, an approximate reduction of $6,050,000.

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the three and nine months ended September 30, 2023. During the three months ended September 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $30,000, respectively, included within operating and formation expenses on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $90,000, respectively, included within operating and formation expenses on the unaudited condensed statements of operations included in this Report under “Item 1. Financial Statements”.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations included in this Report under “Item 1. Financial Statements”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the condensed balance sheets included in this Report under “Item 1. Financial Statements” and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the unaudited condensed statements of operations included in this Report under “Item 1. Financial Statements” in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”.

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC 815. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 13, 2022 and as amended May 9. 2022 (the “2021 Annual Report”) (iii) 2022 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 13, 2022, November 10, 2022 and May 22, 2023, respectively and (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 23, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were issued.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on November 13, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-

specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

We have received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2). If we cannot regain compliance, our securities may be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On October 9, 2023, we received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that we have until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept our plan, we will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Shareholders Notice has no immediate effect on the listing of our securities, and our securities continue to trade on the Nasdaq Global Market. We intend to provide Nasdaq, on or prior to November 24, 2023, with our plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that we will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, we filed a Current Report on Form 8-K to disclose our receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b).

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares are to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of the 2021 Annual Report. There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

On November 13, 2023 we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.3

No.	Description of Exhibit
10.1

Amended and Restated Promissory Note, dated September 8, 2023, issued to IX Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

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

Dated: November 15, 2023	IX Acquisition Corp.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Noah Aptekar
Name:	Noah Aptekar
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)