Form 10-K
period 2023-12-31
IX Acquisition Corp.
filed 2024-03-28
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM________TO_________

COMMISSION FILE NUMBER 001-40878

IX ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1586922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Davies Street, London W1K 5JH United Kingdom	N/A
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares (based on its reported last sale price on the Nasdaq Global Market on June 30, 2023 of $10.56) held by non-affiliates of the registrant was $49,248,894.

As of March 27, 2024, the Registrant had 6,848,192 Class A ordinary shares, $0.0001 par value per share, and 1,747,879 Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance following the Initial Public Offering (as defined below).

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

PART I

References in this report to “we,” “us”, “our” or the “Company” refer to IX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to IX Acquisition Services LLC, a Delaware limited liability company. References to “anchor investors” refer to the 16 qualified institutional buyers or institutional accredited investors, each of which is not affiliated with us, our sponsor, our directors or any member of our management, that purchased an aggregate of 47% of the units and an aggregate of 1,747,879 Class B ordinary shares.

ITEM 1. BUSINESS.

Introduction

IX Acquisition Corp. (the “Company”) is a blank check company incorporated on March 1, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On October 12, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of their over-allotment option. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $230,000,000.

On March 11, 2021, IX Acquisition Services LLC, our sponsor, purchased an aggregate of 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for a purchase price of $25,000, or approximately $0.004 per share. On October 12, 2021, the sponsor sold an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Initial Public Offering. The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Prior to our sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,150,000 warrants (the “Sponsor Private Placement Warrants”) to the sponsor at a purchase price of $1.00 per Private Placement Warrant, ( as defined below), generating gross proceeds to the Company of $6,150,000, a portion of which was added to the proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the closing of the Initial Public Offering, pursuant to the Underwriters Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 1,000,000 warrants (the “Underwriters Private Placement Warrants,” and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to Cantor Fitzgerald & Co. (“Cantor”) and Odeon Capital Group, LLC (“Odeon”) at a purchase price of $1.00 per Underwriters Private Placement Warrant, generating gross proceeds to the Company of $1,000,000, a portion of which was added to the proceeds from the Initial Public Offering held in the Trust Account. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our sponsor, Cantor, Odeon or its or their permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Company does not consummate its initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2024, the Private Placement Warrants will expire worthless. The Underwriters Private Placement Warrants have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to the lock-up restrictions imposed by FINRA Rule 5110(e) pursuant to which these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2) including to any member who participated in the Initial Public Offering and the officers or partners, registered persons or affiliates thereof. In addition, for as long as the Underwriters Private Placement Warrants are held by Cantor, Odeon, the other underwriters or their designees or affiliates, they may not be exercised after five years from the commencement of sales of the Initial Public Offering. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Initial Public Offering and may not exercise demand rights on more than one occasion.

Upon the closing of the Initial Public Offering and the sale of Private Placement Warrants, $231,150,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interest to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2024, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our Amended & Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2024 or (B) with respect to any material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On November 13, 2023, the Company liquidated the investments held in the Trust Account. As of December 31, 2023, the assets held in the Trust Account were an interest-bearing demand deposit account.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $12,100,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $550,000 in expenses relating to the Initial Public Offering, approximately $1,450,000 of the net proceeds of the Initial Public Offering and Private Placement was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2023, there was approximately $31 million in cash held in the Trust Account and $24,278 of cash held outside the Trust Account.

Extension

The (i) final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) by the Company on October 8, 2021 (File No. 333-2592567) in connection with the Company’s Initial Public Offering that was consummated on October 12, 2021 and (ii) Company’s Amended and Restated Memorandum and Articles of Association provided that the Company initially had until April 12, 2023 (the date that was 18 months after the consummation of the Initial Public Offering) to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (and such period, the “Combination Period”). On April 10, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary Meeting”). At the 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the Combination Period, from April 12, 2023 to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors , to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association (the “First Extension”). Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal. In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $189 million. In connection with each monthly extension in accordance with the First Extension, the sponsor deposited $160,000 into the Trust Account every month from April to November 2023.

On November 24, 2023, and as supplemented on December 6, 2023, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders on December 11, 2023 (the “Meeting”). At the Meeting, the Second Extension Amendment Proposal (as defined below) to further amend the Amended & Restated Memorandum and Articles of Association (the “Second Extension Amendment”) was approved. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023.

At the Meeting, the Company’s shareholders were presented with a proposal to approve, by way of special resolution, the Second Extension Amendment to give the board of directors the right to extend the date by which the Company must consummate a business combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the board of directors) (the “Second Extension Amendment Proposal”).

In connection with the approval of the Second Extension Amendment Proposal, the sponsor agreed to contribute to the Company, as a loan (the “Contribution”), the lesser of (x) $50,000 or (y) $0.025 for each Class A ordinary share included as part of the units sold in the Initial Public Offering, the public shares, that remains outstanding and was not redeemed for each calendar month (commencing on December 12, 2023 and on the 12th day of each subsequent month) until October 12, 2024, or portion thereof, that is needed to complete a business combination.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for the Company to complete a business combination. The first Contribution was deposited into the Company’s U.S.-based Trust Account on December 12, 2023. Subsequently in 2024, the Company has made additional deposits of $50,000 in January, February and March 2024, respectively, extending the Combination Period through April 12, 2024.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As a result of our investing and operating expertise, we believe there are a number of high-quality telecommunications infrastructure, internet and technology and digital services sector businesses in Europe and emerging markets with adequate scale to be attractive public companies in the United States, in particular operating within the following sectors of the TMT and ICT industries:

●	cloud-based services. Furthermore, the increased consumption of cloud-based services for remote work and school has accelerated the transition to online services, making access to broadband internet and high-bandwidth mobile data critical. Even before the COVID-19 pandemic, there had been significant growth in demand for mobile data, especially in Europe and emerging markets, with the improvement in 3rd generation (3G) and 4th generation (4G) connectivity standards, and the demand for mobile data is expected to increase further with the development of 5th generation (5G) connectivity standards. Meeting such demand will require numerous investments in the infrastructure of networks and datacenters to provide the needed online and cloud-based services.
●	Internet and technology: We believe EU-based companies are well-positioned to navigate the stricter technology regulations of the EU. The EU is at the forefront of technology regulation, as demonstrated by the implementation of the General Data Protection Regulation (GDPR) in 2018. Even after years of battles between EU officials and global-tech giants like Apple, Facebook and Google, the EU continues to pursue tighter regulation in the form of the Digital Services Act and Digital Markets Act to enhance competitiveness of the internet and technology industries in Europe. Considering that internet usage in Europe is on par with that of the U.S., we believe that EU-based companies are well-positioned to navigate the forthcoming changes in the regulatory regime, capture the increasing demand for data usage and become regional champions in the internet and technology space. Additionally, internet usage in emerging markets is increasing exponentially as existing technologies continue to commercialize in new geographies.

●	Digital services: The digital services economy — especially fintech, medtech and digital media — represents a massive opportunity in Europe and emerging markets. We believe that many of the industries in the digital services space remain highly fragmented, especially in Europe and emerging markets, and that there may be opportunities to acquire one or more consumer focused businesses and pursue a “buy and build” consolidation strategy. Additionally, the proliferation of the “As-A-Service” business model (XaaS) has brought digital transformation to numerous new industries. Across multiple categories, XaaS companies serve as platforms, enabling innovation by supporting flexibility and agility to their customers, while remaining largely cost-effective. These traits of XaaS companies in particular, and digital services in general, are a recipe for strong and sustained growth, especially in emerging markets where non-digital alternatives are either absent or never fully matured. For example, fintech adoption is observed to be particularly strong in markets where physical bank branches and ATMs were never widely deployed, and thus, there was no incumbent alternative to compete with.

We believe the following factors represent a strong rationale for pursuing our business strategy:

●	Broad universe of potential targets: We intend to focus our investment efforts across the TMT and ICT industries, including the telecommunications infrastructure, internet and technology and digital services sectors. We believe this broad universe of targets provides us with significant flexibility to identify opportunities with the greatest value creation potential. The sector comprises hundreds of different companies in various sub-vertical markets and distinct stages of life cycles. Given the rapid changes and emergence of novel business models in the TMT and ICT industries, we believe new companies will continue to be created, grow to meaningful sizes and become attractive acquisition targets, further supplementing the existing broad range of opportunities.
●	Tailwinds from 5G rollout: The rising consumer demand for connectivity and a drastic increase in the number of global mobile connections has driven the evolution of the communication standard from 1st generation (1G) to the current 4G and will soon lead to a global ubiquity of 5G. We believe that this trend will drive significant growth and create value in telecommunications assets and digital infrastructure across countries.
●	Favorable spending trends: Total global TMT and ICT expenditure has grown at a pace substantially above the rate of inflation in the recent past, and this growth is projected to continue over the years to come.
●	Impacts of COVID-19: Government recognition of the critical importance of the TMT and ICT industries to meet the daily needs of citizens to access employment, education, telehealth, financial services and entertainment is at an all-time high. Governments are evaluating subsidies and updating regulatory treatment to ensure citizens have access to the internet.
●	Rapid pace of innovation. Connectivity digital infrastructure, including disruptive new technologies like artificial intelligence, machine learning, 5G, IoT and blockchain, are driving robust demand for access to increased and higher-quality TMT services and ICT infrastructure.

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

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Our Amended & Restated Memorandum and Articles of Association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they may acquire during or after the Initial Public Offering in connection with the completion of our initial business combination, and the anchor investors will not be entitled to redemption rights with respect to any Founder Shares held by them, in connection with the completion of our initial business combination.

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

Resources and Competition

Our Amended & Restated Memorandum and Articles of Association provides that we will have until April 12, 2024, or, if all available extensions are exercised, by October 12, 2024. If we are unable to complete our initial business combination within such, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and requirements of other applicable law.

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 53 Davies Street, London W1K 5JH United Kingdom from IX Acquisition Services LLC and the members of our management team. We consider our current office space adequate for our current operations. We function largely virtually and remotely.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 53 Davies Street, London W1K 5JH, or by telephone at +44 (0) (203) 983-0450.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our Initial Public Offering.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 53 Davies Street, London W1K 5JH United Kingdom . We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “IXAQU,” “IXAQ” and “IXAQW,” respectively.

Holders

As of March 27, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 33 holders of record of our Class B ordinary shares and three holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

In connection with the votes to approve the Extension Proposal, the Redemption Limitation Amendment Proposal and the Founder Share Amendment Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $189 million. After the satisfaction of the Redemptions, the balance in the Trust Account was approximately $48 million.

As disclosed in the definitive proxy statement filed by the Company with the SEC on March 23, 2023, relating to the extraordinary general meeting of shareholders, the sponsor agreed that if the Extension Proposal is approved, it or its designee will deposit into the Trust Account established in connection with the Company’s initial public offering as a loan, an amount equal to the lesser of (x) $160,000 or (y) $0.04 per public share multiplied by the number of public shares outstanding, on each of the following dates: (i) April 13, 2023; and (ii) one business day following the public announcement by the Company disclosing that the board of directors of the Company has determined to extend the Deadline Date (as defined below) for an additional month in accordance with the extension. On April 13, 2023, the sponsor advanced $160,000 to the Company for the first month of extension.

On May 9, 2023, the Company issued a press release announcing that the board has elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from May 12, 2023 for an additional month to June 12, 2023. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company the right to extend the Deadline Date twelve times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to April 12, 2024. In connection with the second Extension, the board delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the second month of the extension. On or before May 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the second extension.

On June 9, 2023, the Company issued a press release announcing that its board of directors has elected to extend the date by which the Company has to consummate a business combination from June 12, 2023 for an additional month to July 12, 2023. In connection with the third extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the third extension. On or before June 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the third extension.

On July 11, 2023, the Company issued a press release announcing that its board of directors has elected to extend the date by which the Company has to consummate a business combination from July 12, 2023 for an additional month to August 12, 2023. In connection with the fourth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the fourth extension. On or before July 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the fourth extension.

On August 9, 2023, the Company issued a press release announcing that its board of directors has elected to extend the date by which the Company has to consummate a business combination from August 12, 2023 for an additional month to September 12, 2023. In connection with the fifth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the fifth extension. On or before August 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the fifth extension.

On September 7, 2023, the Company issued a press release announcing that its board of directors has elected to extend the date by which the Company has to consummate a business combination from September 12, 2023 for an additional month to October 12, 2023.. In connection with the sixth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the sixth extension. On or before September 12, 2023, the sponsor will deposit $160,000 into the Company’s Trust Account in connection with the sixth extension.

On October 12, 2023, we issued a press release announcing that the board of directors has elected to extend the Combination Period for an additional month, from October 12, 2023 to November 12, 2023. In connection with the seventh extension of the extended date, the board of directors delivered the sponsor a written request to draw down $160,000 under the extension promissory note. On October 13, 2023, the sponsor deposited $160,000 into the Trust Account in connection with this seventh extension.

On November 13, 2023, we issued a press release announcing that the board of directors has elected to extend the Combination Period for an additional month, from November 12, 2023 to December 12, 2023. In connection with the eighth extension of the extended date, the board of directors delivered the sponsor a written request to draw down $160,000 under the extension promissory note. On November 13, 2023, the sponsor deposited $160,000 into the Trust Account in connection with this eighth extension.

On December 11, 2023, the Second Extension Amendment Proposal to give the board of directors the right to extend the date by which we must consummate a business combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the board of directors) (the “Second Extension Amendment”) was approved. We filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for us to continue to extend the Combination Period monthly. Subsequently in 2024, we have made additional deposits of $50,000 in January, February and March 2024, respectively, extending the Combination Period through April 12, 2024.

On January 19, 2024, we issued a press release announcing that its board of directors had elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth extension, the board of directors delivered the sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The sponsor deposited $50,000 into the Company’s Trust Account in connection with the tenth extension on January 12, 2024.

The board of directors furthermore confirmed their intention and policy to continue to extend the Deadline Date on a monthly basis, but will not be issuing a press release every month. Therefore, investors can expect that the sponsor will continue to deposit $50,000 into the Company’s Trust Account in connection with each extension within seven days of the 12th day of each month. In the event that the board of directors elects not to extend, they will issue a press release announcing this change in policy.

Contribution and Extension Promissory Note

On April 10, 2023, the Company held the 2023 Extraordinary Meeting. At the 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the Combination Period to the Extended Date, and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association (the “First Extension”). Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal. In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $189 million. In connection with each monthly extension in accordance with the First Extension, the sponsor deposited $160,000 into the Trust Account every month from April to November 2023.

Additionally, the sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution on each of the following dates: (i) April 13, 2023; and (ii) one business day following our public announcement disclosing that the board of directors has determined to extend the extended date for an additional month in accordance with the Extension Proposal. Subsequently, the sponsor agreed that if the Second Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution within seven days of the 12th day of each month pursuant to the board of directors determining to extend the extended date for an additional month in accordance with the Second Extension Proposal. In connection with the Contribution and advances the sponsor may make in the future to us for working capital expenses, on April 13, 2023, we issued the original extension promissory note, a convertible promissory note to the sponsor with a principal amount up to $1 million (the “Original Extension Promissory Note”). On September 8, 2023, we issued the amended and restated promissory note in the principal amount of up to $2.5 million to the sponsor (the “Amended and Restated Promissory Note”), to amend and restate the Original Extension Promissory Note. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the Company’s liquidation. At the election of the sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension

Promissory Note may be converted into conversion warrants at the price of $1.00 per warrant. Such conversion warrants will have terms identical to the warrants issued to the sponsor in the Private Placement.

On December 11, 2023, the Company held the Meeting.  At the Meeting, the Second Extension Amendment Proposal to give the board of directors the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Second Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the Meeting (including those who voted online), the Second Extension Amendment became effective. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023. Consequently, the Contribution will be $50,000 per month needed for the Company to complete a Business Combination.

As of December 31, 2023, the outstanding principal under the Amended and Restated Extension Promissory Note was $1,889,768.

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

Recent Developments

Nasdaq Notice

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq might grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Shareholders Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance. However, there could be no assurance that the Company would be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or would otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On January 18, 2024 the Company provided an update to Nasdaq of its progress on fulfilling the plan to regain compliance and received a request to provide an additional update to Nasdaq on February 20, 2024. On February 20, 2024 the Company again updated Nasdaq on its progress in fulfilling the plan to regain compliance and continues to be proactive in regaining compliance. Pursuant to the 180-day deadline from the letter received October 9, 2023, the date for the Company to demonstrate compliance is April 6, 2024. In the event that the Company is not able to demonstrate compliance to Nasdaq on such date, there is a reasonable possibility that the Company may receive a de-list letter from Nasdaq, at which point the Company would need to request a hearing.

Results of Operations

Our entire activity since inception up to December 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the year ended December 31, 2023, we had net income of approximately $4.0 million, which consisted of approximately $4.7 million in income from investments held in the Trust Account and interest income on an operating account and gain on forfeiture deferred underwriting commission of approximately $337,000, which were partially offset by approximately $1.0 million in operating and formation expenses.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity, Capital Resources and Going Concern

Our liquidity needs to date have been satisfied through the payment of $25,000 from our sponsor to cover for certain offering expenses on behalf of us in exchange for issuance of Founder Shares, a loan under the Initial Public Offering’s promissory note in the amount of $250,000 and advances from our sponsor to cover for certain expenses on our behalf, and net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the Initial Public Offering’s promissory note balance on October 12, 2021. We also paid for certain expenses on behalf of a related party. As of December 31, 2021, we had approximately $3,500 in amount due from related party outstanding, which was fully paid in April 2022. Subsequently, we borrowed an additional amount of approximately $2,800 and fully settled the balance in July 2022.

As of December 31, 2023, we had approximately $24,000 in cash held outside of the Trust Account and a working capital deficit of approximately $3.1 million.

For the year ended December 31, 2023, net cash used in operating activities was approximately $605,000. Net income of approximately $4.0 million was affected by income from investments held in the Trust Account of approximately $4.7 million, gain on forfeiture deferred underwriting commission of approximately $337,000 and changes in operating assets and liabilities provided approximately $438,000 of cash for operating activities. Cash provided by investing activities resulted from the redemption from the Trust Account of approximately $209.0 million and cash deposited into the Trust Account of $1.3 million. Cash used in financing activities resulted from the proceeds from the Extension Promissory Note of approximately $1.9 million and redemption of Class A ordinary shares of $209.0 million.

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

As of December 31, 2023, we had cash held in the Trust Account of approximately $31.4 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until October 12, 2024, if all extensions of the extended date are exercised, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our Company.

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements included in this Report under “Item 1. Financial Statements” are issued.

We plan to address this uncertainty through the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the year ended December 31, 2023. During the year ended December 31, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $103,000, respectively, included within operating and formation expenses on the accompanying statements of operations included in this Report under “Item 1. Financial Statements”.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the financial statements included in this Report under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations included in this Report under “Item 1. Financial Statements”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the balance sheets included in this Report under “Item 1. Financial Statements” and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations included in this Report under “Item 1. Financial Statements” in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the financial statements included in this Report under “Item 1. Financial Statements”.

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

Recent Accounting Pronouncements

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our financial statements included in this Report under “Item 1. Financial Statements”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Guy Willner	60	Executive Chairman and Director

Karen Bach	54	Chief Executive Officer and Director

Noah Aptekar	36	Chief Financial Officer, Chief Operations Officer and Director

Teresa Barger	69	Director

Andrew Bartley	60	Director

Eduardo Marini	44	Director

Shannon Grewer	48	Director

Guy Willner, Executive Chairman and Director

Guy Willner, our Executive Chairman and Director, is Managing Director, Digital Infrastructure for Helios Investment Partners, a London-based and Africa-focused private investment firm led by a predominantly African team managing funds in excess of $3 billion. He has also served as the co-founder and Chairman of IXAfrica since 2018, director of Elea Digital (a Brazilian datacenter operator financed in part by Goldman Sachs) since 2022 and director of IXcellerate UK Ltd since 2011 and previously served as the CEO of IXEurope (LSE: IXE) from 1999 to 2007. Mr. Willner founded IXEurope in 1998 and oversaw the company’s growth from a sole datacenter in London to a network of 14 datacenters located in four EU countries. In September 2007, IXEurope was purchased by Equinix (NASDAQ: EQIX) for $555 million, and Mr. Willner remained as the President, Europe for Equinix through June 2008. Mr. Willner invested in and joined the board of directors of Teraco Data Environments (South Africa) in 2008 and remained as a shareholder and board member until 2014 when the company was sold to Permira. In 2018, Mr. Willner founded IXAfrica, a hyperscale datacenter operator in Kenya that is projected to be the largest hyperscale datacenter operator in East Africa by 2025. Mr. Willner holds a bachelor’s degree in engineering from Oxford Brookes University.

Karen Bach, Chief Executive Officer and Director

Karen Bach, our Chief Executive Officer and Director, is the Chairman of Consult Red Ltd (IoT and connected devices IT services), Dem Dx (health tech and clinical reasoning/diagnostics) and Measurable Energy Ltd (climate tech). Ms. Bach served as the Independent Chairman of IXcellerate Ltd. (datacenters), from 2012 to 2019, and has also been Chairman of DeepMatter Plc (digitization of chemistry and drug discovery, LSE: DMTR) , Aferian Plc (media tech, LSE: AFRN) and Picnic Media Ltd (adtech). Ms. Bach has also been non-executive director of XP Factory Plc (entertainment, bars and escape rooms, LSE: ESC), Datapharm Ltd. (health-pharma tech) and Belvoir Lettings Plc (LSE: BLV), and trustee of the Learning Foundation (tech-education charity). Ms. Bach brings significant international experience, as she served as Chief Financial Officer at growing technology businesses such as IXEurope Plc (LSE: IXE), ACS Plc and Kewill Plc, in addition to blue chip multi-national corporations, including EDS France, MCI WorldCom, General Motors (NYSE: GM) and Ernst & Young. Ms. Bach obtained her bachelor’s degree from the University of Bradford, graduated from the EM Strasbourg Business School and is a qualified Chartered Accountant with the Institute of Chartered Accountants in England and Wales.

Noah Aptekar, Chief Financial Officer, Chief Operations Officer and Director

Noah Aptekar, our Chief Financial Officer, Chief Operations Officer and Director, has extensive experience in innovation, finance and operations in high-technology industries, with particular expertise on terrestrial and space-based telecommunications. From August 2016 through March 2020, Mr. Aptekar worked for SpaceX, the largest US-based “unicorn” company, where he brought financial discipline to the production division, which accounted for approximately one-third of the company’s employees actively engaged in the production and manufacturing of vehicles, and was responsible for financial planning, cost analysis and budget management activities for the division’s nine-figure annual operating and capital spend. Most recently, he was the project lead for one of the largest future budget items for SpaceX, the Starlink User Terminal. Furthermore, at SpaceX, Mr. Aptekar identified and implemented operational efficiencies to control cost and reduce risk while overseeing the development of a new consumer electronics manufacturing facility. Between 2012 and 2014, while working for Colorado’s then-Governor John W. Hickenlooper in the Office of Economic Development and International Trade, Mr. Aptekar co-created the $100+ million Advanced Industries fund, which matches private investments with high-tech businesses and entrepreneurs. He also established and managed the due diligence and investment committee processes for the Advanced Industries fund. One of the first recipients of Advanced Industries funding, Lightning Hybrids, announced in December 2020 its participation in an initial business combination with GigCapital3 Acquisition Corp. (NYSE: GIK.U) and began trading publicly as Lightning eMotors (NYSE: ZEV) beginning in May 2021. Another of the first recipients of Advanced Industries funding, Solid Power, Inc. (“Solid Power”), announced in June 2021 its participation in an initial business combination with Riverstone Holdings LLC’s Decarbonization Plus Acquisition Corporation III (“DCRC”) (NASDAQ: DCRC). Solid Power’s business combination closed in December 2021 with the company receiving gross proceeds from the transaction of approximately $542.9 million from its fully committed $195 million PIPE and the receipt of approximately $347.9 million of cash from DCRC’s trust account net of redemptions. Of the shares voted at the special meeting of DCRC stockholders on December 7, 2021, over 99.9% voted to approve the business combination. In addition, only 0.6% of the shares held by DCRC’s public stockholders were redeemed. Currently, Mr. Aptekar is the principal of Next Century Innovations, a global consulting company. Mr. Aptekar has a bachelor’s degree from the University of Pennsylvania, an MBA from Yale University and has taken courses in pursuit of a Master of Science from the Georgia Institute of Technology.

Teresa Barger, Director

Teresa Barger, our director, has been the Co-Founder and Chief Executive Officer of Cartica Management, an emerging markets listed-equity fund management firm since 2007. From 1986 to 2007, Ms. Barger worked at the International Finance Corporation (“IFC”) and served in many positions from Investment Officer to Division Manager to Director, where she was responsible for investment review, private equity and investment funds, corporate governance and capital markets development. Before joining IFC, Ms. Barger was with McKinsey & Company from 1982 to 1986. In addition, Ms. Barger is a lifetime member of the Council on Foreign Relations and serves on the boards of American University in Cairo, National Investment and Infrastructure Fund of India, and American Near East Refugee Aid. Ms. Barger also serves on the Advisory Council of the Princeville Climate Tech Fund and is a member of the Advisory Committee On Voluntary Foreign Aid for the United States Agency for International Development. From January 2021 to April 2022, Ms. Barger was a member of the board of directors of Poema Global Holdings Corp. (NASDAQ: PPGH.U), a blank check company which was merged with Gogoro Inc., a company providing battery swapping ecosystems, in April 2022. Ms. Barger received her Bachelor of Arts magna cum laude from Harvard College and her MBA from the Yale School of Management. Ms. Barger also did post graduate work at the American University in Cairo. Ms. Barger is qualified to serve as a director due to her significant experience in finance, capital markets and corporate governance.

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

Shannon Grewer, Director

Shannon Grewer, our director, is a corporate lawyer with significant experience working with early-stage companies in emerging markets. She spent 15 years working in Washington, D.C. with several major international law firms, where she regularly advised clients across multiple sectors, including power, oil and gas, mining, banking, retail, consumer goods, entertainment and aviation. Ms. Grewer has significant transactional experience in project finance, private equity, corporate acquisitions and divestitures. She is currently the General Counsel for Frontier Tower Associates Philippines and Frontier Towers Bangladesh, subsidiaries of Pinnacle Towers, an Asia-focused digital infrastructure platform backed by leading investment firm KKR. Ms. Grewer served as the General Counsel for Towershare, the largest independent tower company based in the Middle East. Ms. Grewer led Towershare’s raise of the necessary capital to transition from three employees to more than one hundred employees in Dubai and Pakistan, oversaw multiple tower acquisitions, and closed a successful exit for the company’s investors through sales to Edotco and IHS Towers. She has worked as an advisor to Edotco and helped a team of former Edotco executives raise capital from Digital Colony to launch EdgePoint, a telecommunications tower infrastructure company with operations across the ASEAN region. In addition to telecommunications, Ms. Grewer has negotiated infrastructure projects, including mining, power and commercial agriculture in South America, Sub-Saharan Africa and Southeast Asia. Ms. Grewer holds a bachelor’s degree from the University of Connecticut and a juris doctor degree from Fordham University School of Law.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq rules, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Marini and Ms. Barger, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Grewer and Mr. Bartley, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Willner, Ms. Bach and Mr. Aptekar, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended & Restated Memorandum and Articles of Association.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Teresa Barger, Eduardo Marini, Shannon Grewer and Andrew Bartley are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors. The members of our audit committee are Andrew Bartley, Shannon Grewer and Teresa Barger. Mr. Bartley serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Bartley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We established a compensation committee of the board of directors. The members of our Compensation Committee are Shannon Grewer, Andrew Bartley, and Teresa Barger. Ms. Grewer serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Grewer, Ms. Barger and Mr. Bartley. In accordance with Nasdaq Rule 5605(e)(1)(A), all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of the company (or, if applicable, an extraordinary general meeting of the company). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Amended & Restated Memorandum and Articles of Association.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2024, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

The following table is based on 8,596,071 ordinary shares outstanding at March 27, 2024, of which 6,848,192 were Class A ordinary shares and 1,747,879 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Number of	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
All officers and directors as a group (seven individuals)	4,002,121	47%
Noah Aptekar(2)	4,002,121	47%
Guy Willner	—	—
Karen Bach	—	—
Teresa Barger	—	—
Andrew Bartley	—	—
Eduardo Marini	—	—
Shannon Grewer	—	—
IX Acquisition Sponsor, LLC(2)(3)	4,002,121	47%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 53 Davies Street, London W1K 5JH United Kingdom.
(2)	Our Sponsor is the record holder of such shares. IX Acquisition Sponsor Manager, LLC is the manager of the Sponsor. On May 14, 2023, Noah Aptekar as the sole member of IX Acquisition Sponsor Manager, LLC, appointed two additional officers, delegating to the officers the authority to jointly manage the affairs of the Company by majority resolution, vote, consent or other joint action and the officers collectively have voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. The officers disclaim any beneficial ownership of the shares held by the sponsor, except to the extent of his pecuniary interest therein.
(3)	Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our business combination on a one-for-one basis, subject to adjustment, or, if the Founder Share Amendment is approved and implemented, may be converted at any time and from time to time prior to our business combination.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 11, 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for a purchase price of $25,000, or approximately $0.004 per share. October 12, 2021, the sponsor transferred an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Initial Public Offering. Our sponsor currently owns approximately 47% of our outstanding ordinary shares.

Our sponsor, Cantor and Odeon purchased an aggregate of 7,150,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,150,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares or Private Placement Warrants, which will expire worthless if we do not consummate a business combination within the allotted 18-month period.

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

Administrative Services

We will reimburse our IX Acquisition Services LLC for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Initial Public Offering. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC, for the year ended (i) December 31, 2023 totaled $97,850 and ii) December 31, 2022 totaled $87,690.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit- related fees for the year ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit	Description

1.1

Underwriting Agreement, dated October 6, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on October 13, 2021).

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

3.5

Amendment No. 4 to the Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on December 15, 2023).

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

Exhibit	Description

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

10.8

Amended and Restated Promissory Note, dated September 8, 2023, issued to IX Acquisition Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on September 12, 2023).

10.9*	Fee Reduction Agreement, dated April 12, 2023, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters.
14.1	Form of Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).
99.1

Form of Audit Committee Charter (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).

99.2

Form of Compensation Committee Charter (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).

Exhibit	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2024

IX ACQUISITION CORP.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Guy Willner	Executive Chairman and Director	March 27, 2024
Guy Willner

/s/ Karen Bach	Chief Executive Officer and Director	March 27, 2024
Karen Bach	(Principal Executive Officer)

/s/ Noah Aptekar	Chief Financial Officer, Chief Operations Officer and Director	March 27, 2024
Noah Aptekar	(Principal Financial and Accounting Officer)

/s/ Teresa Barger	Director	March 27, 2024
Teresa Barger

/s/ Andrew Bartley	Director	March 27, 2024
Andrew Bartley

/s/ Eduardo Marini	Director	March 27, 2024
Eduardo Marini

/s/ Shannon Grewer
Shannon Grewer	Director	March 27, 2024

IX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
IX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IX Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 2 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before April 12, 2024, with the right to extend the business combination deadline by an additional six months through October 12, 2024 by making certain extension deposits into the Company's Trust Account. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to October 12, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond October 12, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hartford, CT

March 27, 2024

IX ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$24,278	$70,236
Prepaid expenses	30,030	233,901
Total current assets	54,308	304,137
Non-current assets:
Cash and Investments held in the Trust Account	31,440,528	234,364,451
Total Assets	$31,494,836	$234,668,588

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$—	$32,419
Accrued expenses	1,256,667	990,312
Extension Promissory Note	1,889,768	—
Total current liabilities	3,146,435	1,022,731
Non-current liabilities:
Derivative warrant liabilities	373,000	373,000
Deferred underwriting fee payable	6,050,000	12,100,000
Total non-current liabilities	6,423,000	12,473,000
Total Liabilities	9,569,435	13,495,731

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.05 and $10.19 per share, respectively; 2,846,071 and 23,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	31,440,528	234,364,451

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 and 0 non-redeemable shares issued or outstanding as of December 31, 2023 and 2022, respectively	401	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 and 5,750,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	174	575
Additional paid-in capital	1,766,556	—
Accumulated deficit	(11,282,258)	(13,192,169)
Total shareholders’ deficit	(9,515,127)	(13,191,594)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$31,494,836	$234,668,588

The accompanying notes are an integral part of the financial statements.

IX ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
Operating and formation expenses	$1,043,627	$1,443,062
Loss from operations	(1,043,627)	(1,443,062)

Other income:
Income from investments held in the Trust Account	4,724,941	3,212,946
Interest income on an operating account	94	919
Gain on forfeiture of deferred underwriting fee payable	336,985	—
Change in fair value of derivative warrant liabilities	—	7,516,000
Total other income	5,062,020	10,729,865

Net income	$4,018,393	$9,286,803

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	9,753,411	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.26	$0.32
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class A (non-redeemable) and Class B ordinary shares	$0.26	$0.32

The accompanying notes are an integral part of the financial statements.

IX ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(19,982)	$(19,266,026)	$(19,285,433)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(3,212,946)	(3,212,946)
Repayment of subscription receivable	—	—	—	—	—	19,982	—	19,982
Net income	—	—	—	—	—	—	9,286,803	9,286,803
Balance — December 31, 2022	—	—	5,750,000	575	—	—	(13,192,169)	(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(3,946,459)	—	(2,108,482)	(6,054,941)
Gain on forfeiture of deferred underwriting fee payable	—	—	—	—	5,713,015	—	—	5,713,015
Class B to Class A Conversion	4,002,121	401	(4,002,121)	(401)	—	—	—	—
Net income	—	—	—	—	—	—	4,018,393	4,018,393
Balance — December 31, 2023	4,002,121	$401	1,747,879	$174	$1,766,556	$—	$(11,282,258)	$(9,515,127)

The accompanying notes are an integral part of the financial statements.

IX ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,018,393	$9,286,803
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	—	(7,516,000)
Income from investments held in the Trust Account	(4,724,941)	(3,212,946)
Gain on forfeiture of deferred underwriting fee payable	(336,985)	—
Changes in operating assets and liabilities:
Prepaid expenses	203,871	251,344
Accounts payable	(32,419)	16,830
Accrued expenses	266,355	615,288
Net cash used in operating activities	(605,726)	(558,681)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	208,978,864	—
Cash deposited in the Trust Account	(1,330,000)	—
Net cash provided by investing activities	207,648,864	—

Cash Flows from Financing Activities:
Proceeds from subscription receivable	—	19,982
Repayment from advance to related party, net	—	3,495
Proceeds from Extension Promissory Note	1,889,768	—
Redemption of ordinary shares	(208,978,864)	—
Offering costs paid	—	(6,180)
Net cash (used in) provided by financing activities	(207,089,096)	17,297

Net change in cash	(45,958)	(541,384)

Cash - beginning of the period	70,236	611,620
Cash - end of the period	$24,278	$70,236

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$5,713,015	—
Remeasurement of Class A ordinary shares to redemption amount	$6,054,941	$3,212,946
Conversion of Class B shares to Class A	$401	—

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Overview

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. All Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus (x) any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and (y) the per share portion of the Contribution (as defined below) (see Notes 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Combination Period and Share Redemption/Conversion Events

If the Company is unable to complete a Business Combination within a certain period of time as outlined below (“the Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company initially had 18 months from the closing of the Initial Public Offering (by April 12, 2023) to consummate a Business Combination as the Combination Period, prior to any amendments to the Amended and Restated Memorandum and Articles of Association to extend the duration of the Combination Period. As outlined through a series of proposals below, the Combination Period has since been extended. As of December 31, 2023, the Company had until January 12, 2024 to complete a Business Combination, with the right to extend the Combination Period through no later than October 12, 2024, subject to making required monthly extension deposits into the Trust Account of the lesser of (x) $50,000 or (y) $0.025 for each Class A Ordinary Share included as part of the units sold in the IPO. Subsequent to December 31, 2023, the Company has made each of the applicable extension deposits into the Trust allowing for the Business Combination Period to extend to April 12, 2024 as of the date these financial statements (see Note 10).

On April 10, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary Meeting”). At the 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the Combination Period, from April 12, 2023 to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association. Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal. As a result of the approval of the Extension Proposal, the Company was provided the ability, with monthly extension payments, but without another shareholder vote and by resolution of the Board of Directors, to extend the Extended Date in one-month increments through April 12, 2024; extending the Combination Period up to April 12, 2024 to complete a Business Combination.

At the 2023 Extraordinary Meeting, the Company’s shareholders also approved to further amend the Amended and Restated Memorandum and Articles of Association (i) to eliminate (x) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (y) the limitation that the Company shall not consummate a Business Combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination (the “Redemption Limitation Amendment Proposal”) and (ii) to provide for the right of a holder of the Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”). Those amendments to the Amended and Restated Memorandum and Articles of Association took effect upon the approval of the Company’s shareholders. In connection with the votes to approve the Extension Proposal, the Redemption Limitation Amendment Proposal and the Founder Share Amendment Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share (the “Redemptions”), for an aggregate redemption amount of approximately $189 million. After the satisfaction of such Redemptions, the balance in the Trust Account was approximately $48 million.

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

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note (as defined below). On May 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this second extension of the Extended Date. On June 9, 2023, the Board of Directors elected to extend the Extended Date from June 12, 2023 to July 12, 2023. On June 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this third extension. On July 11, 2023, the Board of Directors elected to extend the Extended Date from July 12, 2023 to August 12, 2023. On July 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this fourth extension. On August 9, 2023, the Board of Directors elected to extend the Extended Date from August 12, 2023 to September 12, 2023. On August 11, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this fifth extension. On September 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this sixth extension, extending the Combination Period to October 12, 2023.

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

On December 11, 2023, the Company held the Meeting. At the Meeting, the Second Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Second Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the Meeting (including those who voted online), the Second Extension Amendment became effective. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023.

The Meeting was held, in part, to satisfy the annual meeting requirement pursuant to Listing Rule 5620(a) (the “Rule”) of The Nasdaq Stock Market LLC. Pursuant to the Rule, the Company was required to hold its first annual meeting of shareholders on or prior to December 31, 2023. Because the Meeting did not technically constitute an “annual general meeting” under Cayman Islands law, the terms of the Company’s Class I directors did not expire at the Meeting.

In connection with the approval of the Second Extension Amendment Proposal, the Sponsor agreed to contribute to the Company, as a loan (the “Contribution”), the lesser of (x) $50,000 or (y) $0.025 for each Class A Ordinary Share included as part of the units sold in the IPO (the “Public Shares”) that remains outstanding and was not redeemed for each calendar month (commencing on December 12, 2023 and on the 12th day of each subsequent month) until October 12, 2024, or portion thereof, that is needed to complete a Business Combination.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for the Company to continue to extend the Combination Period monthly. On December 12, 2023, the Company made deposits of $50,000 for December extension contribution.

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

Nasdaq listing

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq might grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Shareholders Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance. However, there could be no assurance that the Company would be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or would otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On January 18, 2024 the Company provided an update to Nasdaq of its progress on fulfilling the plan to regain compliance and received a request to provide an additional update to Nasdaq on February 20, 2024. On February 20, 2024 the Company again updated Nasdaq on its progress in fulfilling the plan to regain compliance and continues to be proactive in regaining compliance. Pursuant to the 180-day deadline from the letter received October 9, 2023, the date for the Company to demonstrate compliance is April 6, 2024. In the event that the Company is not able to demonstrate compliance to Nasdaq on such date, there is a reasonable possibility that the Company may receive a de-list letter from Nasdaq, at which point the Company would need to request a hearing.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern Consideration

As of December 31, 2023, the Company had approximately $24,000 in cash held outside of the Trust Account and a working capital deficit of approximately $3.1 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), the Company has until October 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution of the Company raises substantial doubt about its ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments was initially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S.

government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023, the assets held in the Trust Account were in cash. As of December 31, 2022, the assets held in the Trust Account were in Treasury securities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying financial statements.

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

The carrying amounts reflected in the accompanying balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

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

As of December 31, 2023 and 2022, the Class A ordinary shares subject to redemption reflected in the accompanying balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — January 1, 2023	$234,364,451
Less:
Redemption of ordinary shares	(208,978,864)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	6,054,941
Class A ordinary shares subject to possible redemption — December 31, 2023	$31,440,528

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the accompanying statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, the Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares.

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between redeemable and non-redeemable ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 18,650,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year
	Ended December 31,
	2023	2022
Class A Ordinary Shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares (Redeemable)	$2,528,027	$7,429,442
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	9,753,411	23,000,000
Basic and diluted net income per share	$0.26	$0.32

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	1,490,366	1,857,361
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.26	$0.32

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its  financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the accompanying financial statements.

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

A total of (i) eight investors (the “Anchor Investors”), purchased 1,980,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit: (ii) six Anchor Investors purchased 980,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit; (iii) one Anchor Investor purchased 780,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit; and (iv) one Anchor Investor purchased 500,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other Public Shareholders. Further, the Anchor Investors are not required to (x) hold any Units, Class A ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (y) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (z) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units purchased in the Initial Public Offering as the rights afforded to the Company’s other Public Shareholders.

Each Anchor Investor entered into separate investment agreements (the “Anchor Investment Agreements”) with the Company and the Sponsor pursuant to which each Anchor Investor purchased a specified number of Founder Shares, or an aggregate of 1,747,879 Founder Shares, from the Sponsor for $0.004 per share, or an aggregate purchase price of $6,992 at the closing of the Initial Public Offering. Pursuant to the investment agreements, the Anchor Investors agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Sponsor and independent directors.

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the accompanying statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

Prior to the First Extension vote in April 12, 2023, the owners of all of the Founders Shares distributed pursuant to the Anchor Investment Agreements all entered into a first amendment of such agreement, such that the transferred shares shall, in the same proportion applicable to the Founder Shares held by the Sponsor, be automatically, and without further action of any of the parties, subject to any cut-back, reduction, mandatory repurchase, redemption, forfeiture, vesting or revesting, earnouts or other concessions agreed upon by the Company and the Sponsor in connection with the Company’s entry into an agreement with respect to, or the consummation of, an initial business combination.

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, IX Services waived these fees for the year ended December 31, 2023. During the year ended December 31, 2023 and 2022, the Company incurred expenses in connection with such services of approximately $0 and $103,000, respectively, which are included within operating and formation expenses on the accompanying statements of operations.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, there were no borrowings under any Working Capital Loans.

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

During the year ended December 31, 2023, the Company had a total of $1,889,768 drawn on the Extension Promissory Note. There were no advances due under the Extension Promissory Note during the year ended December 31, 2022.

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

NOTE 7. WARRANTS

As of December 31, 2023 and 2022, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 4,002,121 and 0 Class A ordinary shares issued and outstanding, excluding 2,846,071 and 23,000,000 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,747,879 and 5,750,000 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
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

Cash and Investments Held in Trust Account

As of December 31, 2023, assets held in the Trust Account were comprised of approximately $31.4 million in cash held by Trust Account. As of December 31, 2022, the investments in the Trust Account consisted of approximately $234.4 million in U.S. Treasury securities.

Fair Value Measurements

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	December 31, 2023	December 31, 2022
Stock price	$11.05	$10.14
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.28	5.27
Volatility	2.80%	2.6%
Risk-free rate	3.77%	3.91%
Fair value	$0.02	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	—
Fair value at December 31, 2023	$143,000

Fair value at December 31, 2021	$3,289,000
Change in fair value of Private Placement Warrants	(3,146,000)
Fair value at December 31, 2022	$143,000

The Company recognized $0 and an approximately $7.5 million gain on change in the fair value of the Public Warrants and Private Placement Warrants with a change in fair value of warrant liabilities in the accompanying statements of operations for the year ended December 31, 2023 and 2022, respectively.

Derivative Liability-Conversion Feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the Extension Promissory Note, which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the accompanying statements of operations.

The key assumptions in the model relate to expected share-price volatility, risk-free interest rate, exercise price, expected term and the probability of occurrence of the transaction. The expected volatility was based on the average volatility of special purpose acquisition companies that are searching for an acquisition target. The risk-free interest rate is based on interpolation of Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be the estimated date of a Business Combination.

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended December 31, 2023 is zero.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On January 19, 2024, the Company issued a press release announcing that the Board had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s trust account in connection with the tenth, eleventh and twelfth Extension on January 12, 2024, February 17, 2024 and March 12, 2024, respectively.