Form 10-Q
period 2024-03-31
IX Acquisition Corp.
filed 2024-05-22
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 22, 2024, there were 6,848,192 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$6,875	$24,278
Prepaid expenses	1,608	30,030
Total current assets	8,483	54,308
Non-current assets:
Cash held in the Trust Account	31,936,145	31,440,528
Total Assets	$31,944,628	$31,494,836

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$207,013	$—
Accrued expenses	1,593,688	1,256,667
Extension Promissory Note	2,330,768	1,889,768
Total current liabilities	4,131,469	3,146,435
Non-current liabilities:
Derivative warrant liabilities	559,500	373,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	6,609,500	6,423,000
Total Liabilities	10,740,969	9,569,435

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.22 and $11.05 per share, respectively; 2,846,071 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	31,936,145	31,440,528

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	174	174
Additional paid-in capital	1,270,939	1,766,556
Accumulated deficit	(12,004,000)	(11,282,258)
Total shareholders’ deficit	(10,732,486)	(9,515,127)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$31,944,628	$31,494,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
Operating and formation expenses	$880,791	$277,533
Loss from operations	(880,791)	(277,533)

Other income (expense):
Income from cash and investments held in the Trust Account	345,617	2,108,482
Interest income (expense) on an operating account	(68)	70
Change in fair value of derivative warrant liabilities	(186,500)	(373,000)
Total other income, net	159,049	1,735,552

Net (loss) income	$(721,742)	$1,458,019

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	2,846,071	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.08)	$0.05
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class A (non-redeemable) and Class B ordinary shares	$(0.08)	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(495,617)	—	(495,617)
Net loss	—	—	—	—	—	(721,742)	(721,742)
Balance — March 31, 2024	4,002,121	$401	1,747,879	$174	$1,270,939	$(12,004,000)	$(10,732,486)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(13,192,169)	$(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,108,482)	(2,108,482)
Net income	—	—	—	—	—	1,458,019	1,458,019
Balance — March 31, 2023	—	$—	5,750,000	$575	$—	$(13,842,632)	$(13,842,057)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net (loss) income	$(721,742)	$1,458,019
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	186,500	373,000
Income from cash and investments held in the Trust Account	(345,617)	(2,108,482)
Changes in operating assets and liabilities:
Prepaid expenses	28,422	93,875
Accounts payable	207,013	70,865
Accrued expenses	337,021	72,514
Net cash used in operating activities	(308,403)	(40,209)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account	(150,000)	—
Net cash used in investing activities	(150,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable/promissory to related party	441,000	—
Net cash provided by financing activities	441,000	—

Net change in cash	(17,403)	(40,209)
Cash - beginning of the period	24,278	70,236
Cash - end of the period	$6,875	$30,027

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$495,617	$2,108,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

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

The Company has a wholly-owned subsidiary that was created on March 15, 2024, AKOM Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (the “AERKOMM”).  The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

Transaction costs amounted to $30,639,304, consisting of $4,000,000 of underwriting fees, $12,100,000 of deferred underwriting fees (See Note 6 for the difference on underwriting agreement), $13,853,689 for the excess of the fair value over the sales price of Founder Shares (as defined in Note 5) sold to the Anchor Investors (as defined in Note 5), and $685,615 of other offering costs.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company initially had 18 months from the closing of the Initial Public Offering (by April 12, 2023) to consummate a Business Combination as the Combination Period, prior to any amendments to the Amended and Restated Memorandum and Articles of Association to extend the duration of the Combination Period. As outlined through a series of proposals below, the Combination Period has since been extended. The Company had until January 12, 2024 to complete a Business Combination, with the right to extend the Combination Period through no later than October 12, 2024, subject to making required monthly extension deposits into the Trust Account of the lesser of (x) $50,000 or (y) $0.025 for each Class A Ordinary Share included as part of the units sold in the IPO. The Company made three $50,000 monthly extension payment deposits into the Trust Account during the three-months ended March 31, 2024, extending the Combination Period to April 12, 2024.  Subsequent to March 31, 2024, the Company has made each of the applicable extension deposits into the Trust allowing for the Business Combination Period to extend to June 12, 2024 (see Note 10).

On April 10, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary Meeting”). At the 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the Combination Period, from April 12, 2023 to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors (the “Board of Directors”), to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association. Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal. As a result of the approval of the Extension Proposal, the Company was provided the ability, with monthly extension payments, but without another shareholder vote and by resolution of the Board of Directors, to extend the Extended Date in one-month increments through April 12, 2024, and further extending the Combination Period up to October 12, 2024 to complete a Business Combination which was approved during the Extraordinary General Meeting held on December 11, 2023.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On January 19, 2024, the Company issued a press release announcing that the Board had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s trust account in connection with the tenth, eleventh, twelfth, thirteenth and fourteenth Extension on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024 and May 17, 2024, respectively, to extend the life until June 12, 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Nasdaq listing

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq might grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Shareholders Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance. However, there could be no assurance that the Company would be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or would otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On January 18, 2024 the Company provided an update to Nasdaq of its progress on fulfilling the plan to regain compliance and received a request to provide an additional update to Nasdaq on February 20, 2024. On February 20, 2024 the Company again updated Nasdaq on its progress in fulfilling the plan to regain compliance and continues to be proactive in regaining compliance. Pursuant to the 180-day deadline from the letter received October 9, 2023, the date for the Company to demonstrate compliance is April 6, 2024. In the event that the Company is not able to demonstrate compliance to Nasdaq on such date, there is a reasonable possibility that the Company may receive a de-list letter from Nasdaq, at which point the Company would need to request a hearing (see Note 10 for subsequent update on Nasdaq listing status).

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 28, 2024 (the “2023 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of March 31, 2024, is derived from the audited financial statements presented in the 2023 Annual Report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Going Concern Consideration

As of March 31, 2024, the Company had approximately $6,875 in cash held outside of the Trust Account and a working capital deficit of approximately $4.1 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution of the Company raises substantial doubt about its ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed consolidated financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash Held in the Trust Account

The Company’s portfolio of investments was initially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were in cash.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the accompanying balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — January 1, 2023	$234,364,451
Less:
Redemption of ordinary shares	(208,978,864)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	6,054,941
Class A ordinary shares subject to possible redemption — December 31, 2023	$31,440,528
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	495,617
Class A ordinary shares subject to possible redemption — March 31, 2024	$31,936,145

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying condensed consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, the Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the (loss) income per share calculation allocates income shared pro rata between redeemable and non - redeemable ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 18,650,000 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months
	Ended March 31,
	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares (Redeemable)	$(238,961)	$1,166,415
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	2,846,071	23,000,000
Basic and diluted net (loss) income per share	$(0.08)	$0.05

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(482,781)	291,604
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net (loss) income per share	$(0.08)	$0.05

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, IX Services waived these fees for the three months ended March 31, 2024 and 2023.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were no borrowings under any Working Capital Loans.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On September 8, 2023, the Company issued the Amended and Restated Extension Promissory Note in the principal amount of up to $2.5 million to the Sponsor, to amend and restate the Extension Promissory Note. The Amended and Restated Extension Promissory Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of the Company’s liquidation (see Note 10 for subsequent increase in the principal amount available under the Amended and Restated Extension Promissory Note).

At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into Conversion Warrants at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

As of March 31, 2024 and December 31, 2023, the Company had a total of $2,330,768 and $1,889,768 drawn on the Extension Promissory Note, respectively.

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

On April 12, 2023, the Company entered into a fee reduction agreement (the “Fee Reduction Agreement”), which amends the Underwriting Agreement. According to the Underwriting Agreement, the Company previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the Underwriting Agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if the Company enters into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) of the aggregate deferred underwriting commissions of $12,100,000 for an approximate reduction of $6,050,000 (see Note 10 for subsequent amendments to the Underwriting Agreement).

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Merger Agreement

On March 29, 2024, the Company, a Cayman Islands exempted company (which will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the Closing Date) entered into a Merger Agreement, by and among the Company, AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (the “AERKOMM”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The PIPE Investment

Concurrently with the execution of the Merger Agreement, the Company and AERKOMM entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors providing for investments in the Company’s Common Stock in a private placement for an aggregate cash amount of $35,000,000 at $11.50 per share of the Company’s Common Stock (the “PIPE Investment”).

AERKOMM will exercise reasonable best efforts to obtain a PIPE Investment Amount of at least $65,000,000 (inclusive of investment amounts under SAFE Agreements (as defined below)) pursuant to PIPE arrangements, and will obtain a minimum PIPE Investment Amount, unless waived by the Company, of at least $ 45,000,000 minus the investment amount obtained pursuant to SAFE Agreements (the “PIPE Minimum Investment Amount”) and will consummate the transactions contemplated by the Subscription Agreements.

The SAFE Investment

Pursuant to the Merger Agreement, AERKOMM will enter into simple agreements for future equity, in the form and substance as reasonably agreed upon by the Company and AERKOMM (the “SAFE Agreements”), with certain investors providing for investments in shares of AERKOMM Common Stock in a private placement in an aggregate amount not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the Closing at $11.50 per share of the Company’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (the “SAFE Investment”) (see Note 10 for subsequent issuances of Safe Agreements).

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor and AERKOMM, pursuant to which the Sponsor agreed to, among other things, (i) vote all of its shares in favor of each the Company Proposal sought by the Company with respect to the Merger Agreement or the transactions contemplated thereby, (ii) vote against any Alternative Proposal or proposal relating to a business combination transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or Board of Directors of the Company (other than in connection with the Merger), (v) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of the Company, Merger Sub or the Sponsor under the Merger Agreement or the Company Support Agreement, and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Company Support Agreement.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

AERKOMM Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “AERKOMM Support Agreement”) with AERKOMM and certain shareholders of AERKOMM (the “AERKOMM Supporting Shareholders”) pursuant to which the AERKOMM Supporting Shareholders agreed to, among other things,(i) vote to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger (“AERKOMM Transaction Proposals”); (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by AERKOMM (other than the Merger Agreement and the transactions relating to the Merger); (iii) vote against any change in the business (to the extent in violation of the Merger Agreement), management or Board of Directors of AERKOMM (other than in connection with AERKOMM Transaction Proposals and the transactions contemplated thereby); and (iv) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of AERKOMM or AERKOMM Securityholders under the Merger Agreement or the AERKOMM Support Agreement.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor and certain former shareholders of AERKOMM (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Pubco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain the Company’s Common Shares and Domesticated the Company Warrants that are held by the Holders from time to time.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into the Company, the Sponsor and the other parties thereto in connection with the Company’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities.

NOTE 7. WARRANTS

As of March 31, 2024 and December 31, 2023, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 2,846,071 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2024
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

Cash Held in Trust Account

As of March 31, 2024, assets held in the Trust Account were comprised of approximately $31.9 million in cash held by Trust Account. As of December 31, 2023, assets held in the Trust Account were comprised of approximately $31.4 million in cash held by Trust Account.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	March 31, 2024	December 31, 2023
Stock price	$11.20	$11.05
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.53	5.28
Volatility	4.5%	2.80%
Risk-free rate	4.12%	3.77%
Fair value	$0.03	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	71,500
Fair value at March 31, 2024	$214,500

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	143,000
Fair value at March 31, 2023	$286,000

The Company recognized $186,500 and $373,000 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the period ended March 31, 2024 and 2023, respectively.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended March 31, 2024 is zero.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On April 4, 2024, the Company entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Cantor Fitzgerald & Co. (“CF&CO”). Pursuant to the Amended and Restated Fee Reduction Agreement with CF&CO, in the event that the Company consummates the Business Combination with AERKOMM, CF&CO agrees that it will forfeit $6,475,000 of the aggregate original deferred fee that would otherwise be payable by the Company to CF&CO, resulting in a remainder of $1,995,000.

On April 4, 2024, the Company entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Odeon Capital Group LLC (“Odeon”). Pursuant to the Amended and Restated Fee Reduction Agreement with Odeon, in the event that the Company consummates the Business Combination with AERKOMM, Odeon agrees that it will forfeit $2,775,000 of the aggregate original deferred fee that would otherwise be payable by the Company to Odeon, resulting in a remainder of $855,000.

On April 18, 2024, the Company amended and restated the convertible promissory note, dated as of September 8, 2023, previously issued to the Sponsor to increase the aggregate principal amount to up to $3,500,000 (as amended and restated, the “Note”). The Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company.

On April 30, 2024, the Company received a Total Shareholders Notice from Nasdaq indicating that the Company did not regain compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Total Shareholders Notice from Nasdaq. The hearing request will stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance that the hearing before the Panel will be successful.

On April 19, 2024 and May 17, 2024, the Sponsor deposited $50,000 each into the Company’s trust account in connection with the thirteenth and fourteenth Extension, respectively to extend the life until June 12, 2024.

On May 13, 2024, an aggregate of $2 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and AERKOMM.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in the Private Placement to our sponsor, Cantor and Odeon, generating gross proceeds of $7,150,000.

Upon the closing of the Initial Public Offering on October 12, 2021, an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in the Trust Account and was initially invested in Treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct Treasury obligations. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earliest of: (i) the completion of the initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial business combination within the Combination Period; and (iii) absent an initial business combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the public shares.

Merger Agreement

On March 29, 2024, the Company, a Cayman Islands exempted company, entered into a Merger Agreement, by and among the Company, AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (“AERKOMM”) (as it may be amended and/or restated from time to time, the “Merger Agreement”), pursuant to which the Company will acquire AERKOMM. Pursuant to the Merger Agreement, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the Closing Date.

The PIPE Investment

Concurrently with the execution of the Merger Agreement, the Company and AERKOMM entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors providing for investments in the Company’s Common Stock in a private placement for an aggregate cash amount of $35,000,000 at $11.50 per share of the Company’s Common Stock (the “PIPE Investment”).

AERKOMM will exercise reasonable best efforts to obtain a PIPE Investment Amount of at least $65,000,000 (inclusive of investment amounts under SAFE Agreements (as defined below)) pursuant to PIPE arrangements, and will obtain a minimum PIPE Investment Amount, unless waived by the Company, of at least $ 45,000,000 minus the investment amount obtained pursuant to SAFE Agreements (the “PIPE Minimum Investment Amount”) and will consummate the transactions contemplated by the Subscription Agreements.

The SAFE Investment

Pursuant to the Merger Agreement, AERKOMM will enter into simple agreements for future equity, in the form and substance as reasonably agreed upon by the Company and AERKOMM (the “SAFE Agreements”), with certain investors providing for investments in shares of AERKOMM Common Stock in a private placement in an aggregate amount not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the Closing at $11.50 per share of the Company’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (the “SAFE Investment”). On May 13, 2024, certain investors purchased an aggregate of $2 million of the SAFE Investment. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and AERKOMM.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor and AERKOMM, pursuant to which the Sponsor agreed to, among other things, (i) vote all of its shares in favor of each the Company Proposal sought by the Company with respect to the Merger Agreement or the transactions contemplated thereby, (ii) vote against any Alternative Proposal or proposal relating to a business combination transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or Board of Directors of the Company (other than in connection with the Merger), (v) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of the Company, Merger Sub or the Sponsor under the Merger Agreement or the Company Support Agreement, and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Company Support Agreement.

AERKOMM Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “AERKOMM Support Agreement”) with AERKOMM and certain shareholders of AERKOMM (the “AERKOMM Supporting Shareholders”) pursuant to which the AERKOMM Supporting Shareholders agreed to, among other things,(i) vote to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger (“AERKOMM Transaction Proposals”); (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by AERKOMM (other than the Merger Agreement and the transactions relating to the Merger); (iii) vote against any change in the business (to the extent in violation of the Merger Agreement), management or Board of Directors of AERKOMM (other than in connection with AERKOMM Transaction Proposals and the transactions contemplated thereby); and (iv) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of AERKOMM or AERKOMM Securityholders under the Merger Agreement or the AERKOMM Support Agreement.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor and certain former shareholders of AERKOMM (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Pubco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain the Company Common Shares and Domesticated the Company Warrants that are held by the Holders from time to time.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into the Company, the Sponsor and the other parties thereto in connection with the Company’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities.

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

On September 7, 2023, the Company issued a press release announcing that its board of directors has elected to extend the date by which the Company has to consummate a business combination from September 12, 2023 for an additional month to October 12, 2023. In connection with the sixth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the sixth extension. On or before September 12, 2023, the sponsor will deposit $160,000 into the Company’s Trust Account in connection with the sixth extension.

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

On December 11, 2023, the Second Extension Amendment Proposal to give the board of directors the right to extend the date by which we must consummate a business combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the board of directors) (the “Second Extension Amendment”) was approved. We filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023. On December 12, 2023, the sponsor deposited $50,000 into the Trust Account in connection with this ninth extension to extend the liquidation to January 12, 2024.

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

On January 19, 2024, we issued a press release announcing that its board of directors had elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into our trust account in connection with the tenth, eleventh, twelfth, thirteenth and fourteenth Extension on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024 and May 17, 2024, respectively, to extend the Combination Period until June 12, 2024.

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

Additionally, the sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution on each of the following dates: (i) April 13, 2023; and (ii) one business day following our public announcement disclosing that the board of directors has determined to extend the extended date for an additional month in accordance with the Extension Proposal. Subsequently, the sponsor agreed that if the Second Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution within seven days of the 12th day of each month pursuant to the board of directors determining to extend the extended date for an additional month in accordance with the Second Extension Proposal. In connection with the Contribution and advances the sponsor may make in the future to us for working capital expenses, on April 13, 2023, we issued the original extension promissory note, a convertible promissory note to the sponsor with a principal amount up to $1 million (the “Original Extension Promissory Note”). On September 8, 2023, we issued the amended and restated promissory note in the principal amount of up to $2.5 million to the sponsor (the “Amended and Restated Promissory Note”), to amend and restate the Original Extension Promissory Note. On April 18, 2024, we amended and restated the convertible promissory note, dated as of September 8, 2023, previously issued to the Sponsor to increase the aggregate principal amount to up to $3,500,000 (as amended and restated, the “Note”). The Note was issued in connection with advances the Sponsor may make, in its discretion, to us for working capital expenses. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the Company’s liquidation. At the election of the sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into conversion warrants at the price of $1.00 per warrant. Such conversion warrants will have terms identical to the warrants issued to the sponsor in the Private Placement.

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

As of March 31, 2024, the outstanding principal under the Amended and Restated Extension Promissory Note was $2,330,768.

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

Recent Developments

Nasdaq Notice

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and Nasdaq granted he Company until April 6, 2024 to regain compliance. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On April 30, 2024, the Company received a notice from Nasdaq indicating that the Company did not regain compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Total Shareholders Notice from Nasdaq. The hearing request will stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance that the hearing before the Panel will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2024, we had net loss of approximately $722,000, which consisted of approximately $881,000 in operating and formation expenses and approximately $187,000 from change in fair value of derivative warrant liability, which were partially offset by $346,000 in income from cash held in the Trust Account and interest income on an operating account.

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

As of March 31, 2024, we had approximately $7,000 in cash held outside of the Trust Account and a working capital deficit of approximately $4.1 million.

For the three months ended March 31, 2024, net cash used in operating activities was approximately $308,000. Net loss of approximately $722,000 was affected by income from cash held in the Trust Account of approximately $346,000, change in fair value of warrant liabilities of approximately $187,000 and changes in operating assets and liabilities provided approximately $572,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $150,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of $441,000.

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

As of March 31, 2024, we had cash held in the Trust Account of approximately $32 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements included in this Report under “Item 1. Financial Statements” are issued.

We plan to address this uncertainty through the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The condensed consolidated financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 12, 2023, we entered into a Fee Reduction Agreement, which amends the Underwriting Agreement. According to the Underwriting Agreement, we previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the Underwriting Agreement, upon the consummation of a business combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if we enter into a business combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) to each, an approximate reduction of $6,050,000. On April 4, 2024, we entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Cantor Fitzgerald & Co. (“CF&CO”). Pursuant to the Amended and Restated Fee Reduction Agreement with CF&CO, in the event that we consummates the Business Combination, CF&CO agrees that it will forfeit $6,475,000 of the aggregate original deferred fee that would otherwise be payable by us to CF&CO, resulting in a remainder of $1,995,000. On April 4, 2024, we entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Odeon Capital Group LLC (“Odeon”). Pursuant to the Amended and Restated Fee Reduction Agreement with Odeon, in the event that we consummates the Business Combination with AERKOMM, Odeon agrees that it will forfeit $2,775,000 of the aggregate original deferred fee that would otherwise be payable by us to Odeon, resulting in a remainder of $855,000.

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the year ended December 31, 2023 and three-months ended March 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements included in this Report under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our condensed consolidated financial statements included in this Report under “Item 1. Financial Statements”.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 13, 2022 and as amended May 9. 2022 (the “2021 Annual Report”) (iii) 2022 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 13, 2022, November 10, 2022 and May 22, 2023, respectively (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 23, 2023, and (vi) the Registration Statement on Form S-4 as filed with the SEC on May 13, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed consolidated financial statements included in this Report under “Item 1. Financial Statements” were issued.

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

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

We have received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2). If we cannot regain compliance, our securities may be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On October 9, 2023, we received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that we have until November 24, 2023 to provide Nasdaq with a plan to regain compliance. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and Nasdaq granted he Company until April 6, 2024 to regain compliance. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On April 30, 2024, the Company received a notice from Nasdaq indicating that the Company did not regain compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Total Shareholders Notice from Nasdaq. The hearing request will stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. There can be no assurance that the hearing before the Panel will be successful.

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

If the Company is deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon its efforts to complete the Business Combination and instead be required to liquidate. To mitigate the risk of that result, as of November 13, 2023, the Company has moved its Trust Account from investments in securities to an interest-bearing bank demand deposit account.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that the Company has been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If the Company was deemed to be an investment company for purposes of the Investment Company Act, the Company might be forced to abandon its efforts to complete the Business Combination and instead be required to liquidate. If the Company is required to liquidate, the Company would not be able to complete the Business Combination and investors would not be able to realize the benefits of owning shares in AKOM Inc., including the potential appreciation in the value of the shares and warrants following such a transaction, and the the Company’s warrants would expire worthless.

Prior to December 31, 2023, the funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Nevertheless, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company under the Investment Company Act, as of November 13, 2023, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and, thereafter, to hold all funds in the Trust Account in an interest-bearing bank demand deposit account until the earlier of the consummation of our business combination or our liquidation.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC adopted final rules (the “SPAC Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. SPACs will be required to comply with the SPAC Rules beginning July 1, 2024. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Certain of the procedures that we or others may determine to undertake in connection with the SPAC Rules, the SPAC Guidance, or before July 1, 2024 as a matter of practice in light of the SEC’s previously expressed views, may increase the costs and time of negotiating and completing an initial business combination, including the transaction with respect to the Merger Agreement, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

Dated: May 22, 2024	IX Acquisition Corp.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Noah Aptekar
Name:	Noah Aptekar
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)