Form 10-Q
period 2024-06-30
IX Acquisition Corp.
filed 2024-08-19
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, there were 6,848,192 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$7,655	$24,278
Prepaid expenses	41,505	30,030
Due from related party	4,380
Total current assets	53,540	54,308
Non-current assets:
Cash held in the Trust Account	32,430,440	31,440,528
Total Assets	$32,483,980	$31,494,836

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$116,281	$—
Accrued expenses	1,836,656	1,256,667
Extension Promissory Note	3,103,268	1,889,768
Total current liabilities	5,056,205	3,146,435
Non-current liabilities:
Derivative warrant liabilities	1,492,000	373,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	7,542,000	6,423,000
Total Liabilities	12,598,205	9,569,435

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.39 and $11.05 per share, respectively; 2,846,071 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	32,430,440	31,440,528

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	174	174
Additional paid-in capital	776,644	1,766,556
Accumulated deficit	(13,321,884)	(11,282,258)
Total shareholders’ deficit	(12,544,665)	(9,515,127)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$32,483,980	$31,494,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating and formation expenses	$729,679	$225,714	$1,610,470	$503,246
Loss from operations	(729,679)	(225,714)	(1,610,470)	(503,246)

Other income (expense):
Income from cash and investments held in the Trust Account	344,295	1,372,568	689,912	3,481,050
Interest income (expense) on operating account	—	19	(68)	88
Gain on forfeiture of deferred underwriting fee payable	—	336,985	—	336,985
Change in fair value of derivative warrant liabilities	(932,500)	186,500	(1,119,000)	(186,500)
Total other income (expense), net	(588,205)	1,896,072	(429,156)	3,631,623

Net (loss) income	$(1,317,884)	$1,670,358	$(2,039,626)	$3,128,377

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,846,071	4,951,910	2,846,071	2,503,465
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.15)	$0.28	$(0.24)	$1.04
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	998,788	5,750,000	504,943
Basic and diluted net (loss) income per share, Class A (non-redeemable) and Class B ordinary shares	$(0.15)	$0.28	$(0.24)	$1.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(495,617)	—	(495,617)
Net loss	—	—	—	—	—	(721,742)	(721,742)
Balance — March 31, 2024 (Unaudited)	4,002,121	$401	1,747,879	$174	$1,270,939	$(12,004,000)	$(10,732,486)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(494,295)	—	(494,295)
Net loss	—	—	—	—	—	(1,317,884)	(1,317,884)
Balance — June 30, 2024 (Unaudited)	4,002,121	$401	1,747,879	$174	$776,644	$(13,321,884)	$(12,544,665)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(13,192,169)	$(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,108,482)	(2,108,482)
Net income	—	—	—	—	—	1,458,019	1,458,019
Balance — March 31, 2023 (Unaudited)	—	$—	5,750,000	$575	$—	$(13,842,632)	$(13,842,057)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,852,568)	—	(1,852,568)
Gain on forfeiture of deferred underwriting fee payable	—	—	—	—	5,713,015	—	5,713,015
Class B to Class A Conversion	4,002,121	401	(4,002,121)	(401)	—	—	—
Net income	—	—	—	—	—	1,670,358	1,670,358
Balance — June 30, 2023 (Unaudited)	4,002,121	$401	1,747,879	$174	$3,860,447	$(12,172,274)	$(8,311,252)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,039,626)	$3,128,377
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,119,000	186,500
Income from cash and investments held in the Trust Account	(689,912)	(3,481,050)
Gain on forfeiture deferred underwriting fee payable	—	(336,985)
Changes in operating assets and liabilities:
Prepaid expenses	(15,855)	127,000
Accounts payable	116,280	119,661
Accrued expenses	579,990	76,615
Net cash used in operating activities	(930,123)	(179,882)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	—	188,985,305
Cash deposited in Trust Account	(300,000)	(480,000)
Net cash used in investing activities	(300,000)	188,505,305

Cash Flows from Financing Activities:
Proceeds from subscription receivable	—	—
Repayment from advance to related party, net	—	—
Proceeds from convertible promissory note-related party	1,213,500	689,968
Redemption of ordinary shares	—	(188,985,305)
Proceeds from note payable/promissory to related party	—	—
Net cash provided by (used in) financing activities	1,213,500	(188,295,337)

Net change in cash	(16,623)	30,086
Cash - beginning of the period	24,278	70,236
Cash - end of the period	$7,655	$100,322

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$—	5,713,015
Remeasurement of Class A ordinary shares to redemption amount	$989,912	$3,961,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company has a wholly-owned subsidiary that was created on March 15, 2024, AKOM Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and AERKOMM Inc., a Nevada corporation (“AERKOMM”).  The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

JUNE 30, 2024

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

JUNE 30, 2024

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

The Company initially had 18 months from the closing of the Initial Public Offering (by April 12, 2023) to consummate a Business Combination as the Combination Period, prior to any amendments to the Amended and Restated Memorandum and Articles of Association to extend the duration of the Combination Period. As outlined through a series of proposals below, the Combination Period has since been extended. The Company had until January 12, 2024 to complete a Business Combination, with the right to extend the Combination Period through no later than October 12, 2024, subject to making required monthly extension deposits into the Trust Account of the lesser of (x) $50,000 or (y) $0.025 for each Class A Ordinary Share included as part of the units sold in the IPO. The Company made three $50,000 monthly extension payment deposits into the Trust Account during the three-months ended June 30, 2024, extending the Combination Period to July 12, 2024.  Subsequent to June 30, 2024, the Company has made each of the applicable extension deposits into the Trust allowing for the Business Combination Period to extend to September 12, 2024 (see Note 10).

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

JUNE 30, 2024

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

JUNE 30, 2024

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

On January 19, 2024, the Company issued a press release announcing that the Board had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s trust account in connection with the tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth and seventeenth Extension on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 20, 2024, July 23, 2024 and August 16, 2024 respectively, to extend the life until September 12, 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Nasdaq listing

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq might grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel (the “Panel”). The Total Shareholders Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance. However, there could be no assurance that the Company would be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or would otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On January 18, 2024 the Company provided an update to Nasdaq of its progress on fulfilling the plan to regain compliance and received a request to provide an additional update to Nasdaq on February 20, 2024. On February 20, 2024 the Company again updated Nasdaq on its progress in fulfilling the plan to regain compliance and continues to be proactive in regaining compliance. Pursuant to the 180-day deadline from the letter received October 9, 2023, the date for the Company to demonstrate compliance is April 6, 2024. In the event that the Company is not able to demonstrate compliance to Nasdaq on such date, there is a reasonable possibility that the Company may receive a de-list letter from Nasdaq, at which point the Company would need to request a hearing (see Note 10 for subsequent update on Nasdaq listing status).

On April 30, 2024, the Company received a Total Shareholders Notice from Nasdaq indicating that the Company did not regain compliance with the Minimum Total Holders Rule. The Company timely requested a hearing before the Panel to appeal the Total Shareholders Notice from Nasdaq and the hearing was held on June 18, 2024. On August 5, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq Global Market and confirmed that the Company was in compliance with the Minimum Total Holders Rule.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 28, 2024 (the “2023 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of June 30, 2024, is derived from the audited financial statements presented in the 2023 Annual Report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Going Concern Consideration

As of June 30, 2024, the Company had approximately $7,655  in cash held outside of the Trust Account and a working capital deficit of approximately $5.0 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were in cash.

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

JUNE 30, 2024

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

The carrying amounts reflected in the accompanying balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

•	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the accompanying balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — January 1, 2023	$234,364,451
Less:
Redemption of ordinary shares	(208,978,864)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	6,054,941
Class A ordinary shares subject to possible redemption — December 31, 2023	$31,440,528
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	495,617
Class A ordinary shares subject to possible redemption — March 31, 2024	$31,936,145
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	494,295
Class A ordinary shares subject to possible redemption — June 30, 2024	$32,430,440

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

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

JUNE 30, 2024

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

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares (Redeemable)	$(436,338)	$1,389,999	$(675,299)	$2,603,298
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	2,846,071	4,951,910	2,846,071	2,503,465
Basic and diluted net (loss) income per share	$(0.15)	$0.28	$(0.24)	$1.04

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(881,545)	280,359	(1,364,327)	525,079
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	998,788	5,750,000	504,943
Basic and diluted net (loss) income per share	$(0.15)	$0.28	$(0.24)	$1.04

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, IX Services waived these fees for the three and six months ended June 30, 2024 and 2023.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, there were no borrowings under any Working Capital Loans.

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

JUNE 30, 2024

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

On April 18, 2024, the Company amended and restated the convertible promissory note, dated as of September 8, 2023, previously issued to Sponsor, to increase the aggregate principal amount to up to $3,500,000 (as amended and restated, the “Note”). The Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company.

At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into Conversion Warrants at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

As of June 30, 2024 and December 31, 2023, the Company had a total of $3,103,268 and $1,889,768 drawn on the Extension Promissory Note, respectively. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see note 9 for further information.

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

On April 4, 2024, the Company entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Cantor Fitzgerald & Co. (“CF&CO”). Pursuant to the Amended and Restated Fee Reduction Agreement with CF&CO, in the event that the Company consummates the Business Combination with AERKOMM, CF&CO agrees that it will forfeit $6,475,000 of the aggregate original deferred fee that would otherwise be payable by the Company to CF&CO, resulting in a remainder of $1,995,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

On April 4, 2024, the Company entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Odeon Capital Group LLC (“Odeon”). Pursuant to the Amended and Restated Fee Reduction Agreement with Odeon, in the event that the Company consummates the Business Combination with AERKOMM, Odeon agrees that it will forfeit $2,775,000 of the aggregate original deferred fee that would otherwise be payable by the Company to Odeon, resulting in a remainder of $855,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The SAFE Investment

On March 29, 2024, IX Acquisition Corp. (Parent), a Cayman Islands exempted company, entered into a Merger Agreement, by and among Parent, AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (the “Company”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). Capitalized terms used but not otherwise defined herein have the meanings given to them in the Merger Agreement.

Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company’s Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the Closing at $11.50 per share of the Parent’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

As of August 12, 2024, an aggregate of $2.6 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and the Parent.

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by Aerkomm and as such the liability has been reflected in the financial statement of Aerkomm, Inc at issuance and as of June 30, 2024. Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor and AERKOMM, pursuant to which the Sponsor agreed to, among other things, (i) vote all of its shares in favor of each the Company Proposal sought by the Company with respect to the Merger Agreement or the transactions contemplated thereby, (ii) vote against any Alternative Proposal or proposal relating to a business combination transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or Board of Directors of the Company (other than in connection with the Merger), (v) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of the Company, Merger Sub or the Sponsor under the Merger Agreement or the Company Support Agreement, and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Company Support Agreement.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 7. WARRANTS

As of June 30, 2024 and December 31, 2023, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

JUNE 30, 2024

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•	if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

JUNE 30, 2024

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 2,846,071 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2024
Liabilities
Warrant liability – Public Warrants	$920,000	$—	$920,000	$—
Warrant liability – Private Placement Warrants	572,000	—	—	572,000
Total Liabilities	$1,492,000	$—	$920,000	$572,000

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
Liabilities
Warrant liability – Public Warrants	$230,000	$—	$230,000	$—
Warrant liability – Private Placement Warrants	143,000	—	—	143,000
Total Liabilities	$373,000	$—	$230,000	$143,000

Cash Held in Trust Account

As of June 30, 2024, assets held in the Trust Account were comprised of approximately $32.4 million in cash held by Trust Account. As of December 31, 2023, assets held in the Trust Account were comprised of approximately $31.4 million in cash held by Trust Account.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	June 30, 2024	December 31, 2023
Stock price	$11.40	$11.05
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.28	5.28
Volatility	4.10%	2.80%
Risk-free rate	4.24%	3.77%
Fair value	$0.08	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	71,500
Fair value at March 31, 2024	$214,500
Change in fair value of Private Placement Warrants	357,500
Fair value at June 30, 2024	$572,000

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	143,000
Fair value at March 31, 2023	$286,000
Change in fair value of Private Placement Warrants	(71,500)
Fair value at June 30, 2023	$214,500

The Company recognized $932,500 loss and $186,500 gain on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the three months period ended June 30, 2024 and 2023, respectively. The Company recognized $1,119,000 loss and $186,500 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the six months period ended June 30, 2024 and 2023, respectively.

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

JUNE 30, 2024

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended June 30, 2024 is zero.

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

On August 5, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq Global Market and confirmed that the Company was in compliance with the Minimum Total Holders Rule.

On July 23, 2024 and August 16, 2024, the Sponsor deposited $50,000 each into the Company’s trust account in connection with the thirteenth and nineteenth Extension, respectively to extend the life until September 12, 2024.

On August 12, 2024, the Parent and the Company entered into one new SAFE Agreement and amended one of the SAFE Agreements previously executed on May 13, 2024. Additionally, on July 8, 2024, the Company canceled the other SAFE Agreement that was entered into on May 13, 2024. Furthermore, on June 26, 2024, the Parent and the Company entered into one new SAFE Agreement. As a result, as of August 12, 2024, SAFE Agreements for an aggregate of $2,585,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of Parent Common Stock.

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

The SAFE Investment

On March 29, 2024, IX Acquisition Corp. (Parent), a Cayman Islands exempted company, entered into a Merger Agreement, by and among Parent, AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (the “Company”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). Capitalized terms used but not otherwise defined herein have the meanings given to them in the Merger Agreement.

Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company’s Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the Closing at $11.50 per share of the Parent’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

As of August 12, 2024, an aggregate of $2.6 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and the Parent.

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

On January 19, 2024, we issued a press release announcing that its board of directors had elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into our trust account in connection with the tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth and seventeenth, Extension on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 30, 2024, July 23, 2024 and August 16, 2024, respectively, to extend the Combination Period until September 12, 2024.

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

As of June 30, 2024, the outstanding principal under the Amended and Restated Extension Promissory Note was $3,103,268 .

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

Recent Developments

Nasdaq listing

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to main at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq might grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel (the “Panel”). The Total Shareholders Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance. However, there could be no assurance that the Company would be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or would otherwise be in compliance with other Nasdaq listing criteria. On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC (the “Oct. 2023 Current Report”) to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b). On January 18, 2024 the Company provided an update to Nasdaq of its progress on fulfilling the plan to regain compliance and received a request to provide an additional update to Nasdaq on February 20, 2024. On February 20, 2024 the Company again updated Nasdaq on its progress in fulfilling the plan to regain compliance and continues to be proactive in regaining compliance. Pursuant to the 180-day deadline from the letter received October 9, 2023, the date for the Company to demonstrate compliance is April 6, 2024. In the event that the Company is not able to demonstrate compliance to Nasdaq on such date, there is a reasonable possibility that the Company may receive a de-list letter from Nasdaq, at which point the Company would need to request a hearing (see Note 10 for subsequent update on Nasdaq listing status).

On April 30, 2024, the Company received a Total Shareholders Notice from Nasdaq indicating that the Company did not regain compliance with the Minimum Total Holders Rule. The Company timely requested a hearing before the Panel to appeal the Total Shareholders Notice from Nasdaq and the hearing was held on June 18, 2024. On August 5, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq Global Market and confirmed that the Company was in compliance with the Minimum Total Holders Rule.

Results of Operations

Our entire activity since inception up to June 30, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2024, we had net loss of approximately $1.3 million, which consisted of approximately $730,000 in operating and formation expenses and a loss of approximately $932,000 from change in fair value of warrant liability, which were partially offset by approximately $344,000 in income from cash held in the Trust Account.

For the six months ended June 30, 2024, we had net loss of approximately $2.0 million, which consisted of approximately $1.6 million in operating and formation expenses and approximately $70 interest expense from bank and a loss of approximately $1.1 million from change in fair value of derivative warrant liability, which were partially offset by approximately $690,000 in income from cash held in the Trust Account.

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

As of June 30, 2024, we had approximately $8,000 in cash held outside of the Trust Account and a working capital deficit of approximately $5.0 million.

For the six months ended June 30, 2024, net cash used in operating activities was approximately $930,000. Net loss of approximately $2.04 million was affected by income from cash held in the Trust Account of approximately $690,000, change in fair value of warrant liabilities of approximately $1.1 million and changes in operating assets and liabilities provided approximately $680,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $300,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of $1,213,500.

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

As of June 30, 2024, we had cash held in the Trust Account of approximately $32.4 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On April 12, 2023, we entered into a Fee Reduction Agreement, which amends the Underwriting Agreement. According to the Underwriting Agreement, we previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the Underwriting Agreement, upon the consummation of a business combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if we enter into a business combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) to each, an approximate reduction of $6,050,000. On April 4, 2024, we entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Cantor Fitzgerald & Co. (“CF&CO”). Pursuant to the Amended and Restated Fee Reduction Agreement with CF&CO, in the event that we consummates the Business Combination, CF&CO agrees that it will forfeit $6,475,000 of the aggregate original deferred fee that would otherwise be payable by us to CF&CO, resulting in a remainder of $1,995,000. On April 4, 2024, we entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Odeon Capital Group LLC (“Odeon”). Pursuant to the Amended and Restated Fee Reduction Agreement with Odeon, in the event that we consummates the Business Combination with AERKOMM, Odeon agrees that it will forfeit $2,775,000 of the aggregate original deferred fee that would otherwise be payable by us to Odeon, resulting in a remainder of $855,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the year ended December 31, 2023 and three and six-months ended June 30, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 13, 2022 and as amended May 9, 2022 (the “2021 Annual Report”) (iii) 2022 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 13, 2022, November 10, 2022 and May 22, 2023, respectively (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 23, 2023, and (vi) the Registration Statement on Form S-4 as filed with the SEC on May 13, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Dated: August 19, 2024	IX Acquisition Corp.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Noah Aptekar
Name:	Noah Aptekar
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)