Form 10-Q/A
period 2024-06-30
IX Acquisition Corp.
filed 2024-08-20
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

XBRL documents were not included with the registrant’s Form 10-Q filed with the SEC on August 19, 2024. The purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the interim period ended June 30, 2024 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and an accompanying edit to Note 10 to clarify that the the accompanying unaudited condensed consolidated financial statements were issued in the Form 10-Q filed on August 19, 2024.

This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

The registrant’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$7,655	$24,278
Prepaid expenses	41,505	30,030
Due from related party	4,380	—
Total current assets	53,540	54,308
Non-current assets:
Cash held in the Trust Account	32,430,440	31,440,528
Total Assets	$32,483,980	$31,494,836

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$116,281	$—
Accrued expenses	1,836,656	1,256,667
Extension Promissory Note	3,103,268	1,889,768
Total current liabilities	5,056,205	3,146,435
Non-current liabilities:
Derivative warrant liabilities	1,492,000	373,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	7,542,000	6,423,000
Total Liabilities	12,598,205	9,569,435

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.39 and $11.05 per share, respectively; 2,846,071 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	32,430,440	31,440,528

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	174	174
Additional paid-in capital	776,644	1,766,556
Accumulated deficit	(13,321,884)	(11,282,258)
Total shareholders’ deficit	(12,544,665)	(9,515,127)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$32,483,980	$31,494,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating and formation expenses	$729,679	$225,714	$1,610,470	$503,246
Loss from operations	(729,679)	(225,714)	(1,610,470)	(503,246)

Other income (expense):
Income from cash and investments held in the Trust Account	344,295	1,372,568	689,912	3,481,050
Interest income (expense) on operating account	—	19	(68)	88
Gain on forfeiture of deferred underwriting fee payable	—	336,985	―	336,985
Change in fair value of derivative warrant liabilities	(932,500)	186,500	(1,119,000)	(186,500)
Total other income (expense), net	(588,205)	1,896,072	(429,156)	3,631,623

Net (loss) income	$(1,317,884)	$1,670,358	$(2,039,626)	$3,128,377

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,846,071	4,951,910	2,846,071	2,503,465
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.15)	$0.28	$(0.24)	$1.04
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	998,788	5,750,000	504,943
Basic and diluted net (loss) income per share, Class A (non-redeemable) and Class B ordinary shares	$(0.15)	$0.28	$(0.24)	$1.04

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

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net (loss) income	$(2,039,626)	$3,128,377
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,119,000	186,500
Income from cash and investments held in the Trust Account	(689,912)	(3,481,050)
Gain on forfeiture deferred underwriting fee payable	—	(336,985)
Changes in operating assets and liabilities:
Prepaid expenses	(15,855)	127,000
Accounts payable	116,280	119,661
Accrued expenses	579,990	76,615
Net cash used in operating activities	(930,123)	(179,882)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	—	188,985,305
Cash deposited in Trust Account	(300,000)	(480,000)
Net cash used in investing activities	(300,000)	188,505,305

Cash Flows from Financing Activities:
Proceeds from subscription receivable	—	—
Repayment from advance to related party, net	—	—
Proceeds from convertible promissory note-related party	1,213,500	689,968
Redemption of ordinary shares	―	(188,985,305)
Proceeds from note payable/promissory to related party	—	—
Net cash provided by (used in) financing activities	1,213,500	(188,295,337)

Net change in cash	(16,623)	30,086
Cash - beginning of the period	24,278	70,236
Cash - end of the period	$7,655	$100,322

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$—	5,713,015
Remeasurement of Class A ordinary shares to redemption amount	$989,912	$3,961,050

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

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2024	2023	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares (Redeemable)	$(436,338)	$1,389,999	$(675,299)	$2,603,298
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	2,846,071	4,951,910	2,846,071	2,503,465
Basic and diluted net (loss) income per share	$(0.15)	$0.28	$(0.24)	$1.04

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(881,545)	280,359	(1,364,327)	525,079
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	998,788	5,750,000	504,943
Basic and diluted net (loss) income per share	$(0.15)	$0.28	$(0.24)	$1.04

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

Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company's Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Closing at $11.50 per share of the Parent's Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued in the Form 10-Q filed on August 19, 2024. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

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

As of June 30, 2024, the outstanding principal under the Amended and Restated Extension Promissory Note was $3,103,268.

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

Dated: August 20, 2024	IX Acquisition Corp.

	By:	/s/ Karen Bach
	Name:	Karen Bach
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Noah Aptekar
Name:	Noah Aptekar
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)