Form 10-Q
period 2024-09-30
IX Acquisition Corp.
filed 2024-11-13
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, there were 5,612,494 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$9,007	$24,278
Prepaid expenses	20,652	30,030
Due from related party	2,583	—
Total current assets	32,242	54,308
Non-current assets:
Cash held in the Trust Account	32,930,407	31,440,528
Total Assets	$32,962,649	$31,494,836

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$232,577	$—
Accrued expenses	2,034,905	1,256,667
Extension Promissory Note	3,548,268	1,889,768
Total current liabilities	5,815,750	3,146,435
Non-current liabilities:
Derivative warrant liabilities	1,492,000	373,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	7,542,000	6,423,000
Total Liabilities	13,357,750	9,569,435

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.57 and $11.05 per share, respectively; 2,846,071 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	32,930,407	31,440,528

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	174	174
Additional paid-in capital	276,678	1,766,556
Accumulated deficit	(13,602,761)	(11,282,258)
Total shareholders’ deficit	(13,325,508)	(9,515,127)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$32,962,649	$31,494,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating and formation expenses	$630,844	$169,341	$2,241,314	$672,587
Loss from operations	(630,844)	(169,341)	(2,241,314)	(672,587)

Other income (expense):
Income from cash and investments held in the Trust Account	349,967	646,119	1,039,879	4,127,169
Interest income (expense) on operating account	—	6	(68)	94
Gain on forfeiture of deferred underwriting fee payable	—	—	―	336,985
Change in fair value of derivative warrant liabilities	—	—	(1,119,000)	(186,500)
Total other income (expense), net	349,967	646,125	(79,189)	4,277,748

Net (loss) income	$(280,877)	$476,784	$(2,320,503)	$3,605,161

Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,846,071	4,663,721	2,846,071	11,581,804
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.03)	$0.05	$(0.27)	$0.21
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class A (non-redeemable) and Class B ordinary shares	$(0.03)	$0.05	$(0.27)	$0.21

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(495,617)	—	(495,617)
Net loss	—	—	—	—	—	(721,742)	(721,742)
Balance — March 31, 2024 (Unaudited)	4,002,121	$401	1,747,879	$174	$1,270,939	$(12,004,000)	$(10,732,486)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(494,295)	—	(494,295)
Net loss	—	—	—	—	—	(1,317,884)	(1,317,884)
Balance — June 30, 2024 (Unaudited)	4,002,121	$401	1,747,879	$174	$776,644	$(13,321,884)	$(12,544,665)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(499,966)	—	(499,966)
Net loss	—	—	—	—	—	(280,877)	(280,877)
Balance — September 30, 2024 (Unaudited)	4,002,121	$401	1,747,879	$174	$276,678	$(13,602,761)	$(13,325,508)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	5,750,000	$575	$—	$(13,192,169)	$(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,108,482)	(2,108,482)
Net income	—	—	—	—	—	1,458,019	1,458,019
Balance — March 31, 2023	—	—	5,750,000	575	—	(13,842,632)	(13,842,057)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,852,568)	—	(1,852,568)
Gain on forfeiture of deferred underwriting fee payable	—	—	—	—	5,713,015	—	5,713,015
Class B to Class A Conversion	4,002,121	401	(4,002,121)	(401)	—	—	—
Net income	—	—	—	—	—	1,670,358	1,670,358
Balance — June 30, 2023	4,002,121	401	1,747,879	174	3,860,447	(12,172,274)	(8,311,252)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,126,119)	—	(1,126,119)
Net income	—	—	—	—	—	476,784	476,784
Balance — September 30, 2023	4,002,121	$401	1,747,879	$174	$2,734,328	$(11,695,490)	$(8,960,587)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net (loss) income	$(2,320,503)	$3,605,161
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,119,000	186,500
Income from cash and investments held in the Trust Account	(1,039,879)	(4,127,169)
Gain on forfeiture deferred underwriting fee payable	—	(336,985)
Changes in operating assets and liabilities:
Prepaid expenses	6,795	212,625
Accounts payable	232,577	(32,419)
Accrued expenses	778,239	37,520
Net cash (used in) operating activities	(1,223,771)	(454,767)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	—	188,985,305
Cash deposited in Trust Account	(450,000)	(960,000)
Net cash (used in) provided by investing activities	(450,000)	188,025,305

Cash Flows from Financing Activities:
Proceeds from convertible promissory note-related party	1,658,500	1,354,768
Redemption of ordinary shares	―	(188,985,305)
Net cash provided by (used in) financing activities	1,658,500	(187,630,537)

Net change in cash	(15,271)	(59,999)
Cash - beginning of the period	24,278	70,236
Cash - end of the period	$9,007	$10,237

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$—	5,713,015
Remeasurement of Class A ordinary shares to redemption amount	$1,489,878	$5,087,169

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

Combination Period and Share Redemption/Conversion Events

If the Company is unable to complete a Business Combination within a certain period of time as outlined below (“the Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors (as defined below), liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company initially had 18 months from the closing of the Initial Public Offering (by April 12, 2023) to consummate a Business Combination as the Combination Period, prior to any amendments to the Amended and Restated Memorandum and Articles of Association to extend the duration of the Combination Period. As outlined through a series of proposals below, the Combination Period has since been extended. The Company had until January 12, 2024 to complete a Business Combination, with the right to extend the Combination Period through no later than October 12, 2024, subject to making required monthly extension deposits into the Trust Account of the lesser of (x) $50,000 or (y) $0.025 for each Class A Ordinary Share included as part of the units sold in the IPO. The Company made three $50,000 monthly extension payment deposits into the Trust Account during the three-months ended June 30, 2024, extending the Combination Period to July 12, 2024. Subsequent to June 30, 2024, the Company has made each of the applicable extension deposits into the Trust allowing for the Business Combination Period to extend to September 12, 2024 (see Note 10). On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions.

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

SEPTEMBER 30, 2024

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

On April 13, 2023, the Sponsor advanced $160,000 for the first Contribution. On May 9, 2023, the Board of Directors elected to extend the Extended Date from May 12, 2023 to June 12, 2023. In connection with such election, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note (as defined below). On May 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this second extension of the Extended Date. On June 9, 2023, the Board of Directors elected to extend the Extended Date from June 12, 2023 to July 12, 2023. On June 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this third extension. On July 11, 2023, the Board of Directors elected to extend the Extended Date from July 12, 2023 to August 12, 2023. On July 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this fourth extension. On August 9, 2023, the Board of Directors elected to extend the Extended Date from August 12, 2023 to September 12, 2023. On August 11, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this fifth extension. On September 12, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this nineth extension, extending the Combination Period to October 12, 2023.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On December 11, 2023, the Company held an extraordinary general meeting. At the meeting, the Second Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Second Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the meeting (including those who voted online), the Second Extension Amendment became effective. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On January 19, 2024, the Company issued a press release announcing that the Board had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s trust account in connection with the tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth, seventeenth Extensions on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 20, 2024, July 23, 2024, August 16, 2024, September 20, 2024, respectively, to extend the life until October 12, 2024.

On March 29, 2024, the Company entered into a Merger Agreement, by and among Merger Sub and AERKOMM (as it may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company's Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of the Company's Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

On August 12, 2024, the Company and AERKOMM entered into one new SAFE Agreement (the “PIPE Minimum Investment Amount”) and amended one of the SAFE Agreements previously executed on May 13, 2024. Additionally, on July 8, 2024, the Company canceled the other SAFE Agreement that was entered into on May 13, 2024. Furthermore, on June 26, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of August 12, 2024, SAFE Agreements for an aggregate of $2,585,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock (see Note 6 for disclosure related to SAFE investments section).

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12 and November 13, 2024, the Company made two deposits of $48,311 for November and December extension contributions, respectively, to extend the life until December 12, 2024.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

date for the Company to demonstrate compliance is April 6, 2024. In the event that the Company is not able to demonstrate compliance to Nasdaq on such date, there is a reasonable possibility that the Company may receive a de-list letter from Nasdaq, at which point the Company would need to request a hearing.

On April 30, 2024, the Company received a Total Shareholders Notice from Nasdaq indicating that the Company did not regain compliance with the Minimum Total Holders Rule. The Company timely requested a hearing before the Panel to appeal the Total Shareholders Notice from Nasdaq and the hearing was held on June 18, 2024. On August 5, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq Global Market and confirmed that the Company was in compliance with the Minimum Total Holders Rule. (see Note 10 for subsequent update on Nasdaq listing status).

On October 7, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that as the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until October 14, 2024 to request a hearing before the Panel. The Company decided to request a hearing before the Panel. Trading in the Company’s securities was suspended at the opening of business on October 14, 2024. The hearing is scheduled for December 10, 2024.

Additionally, on October 7, 2024, the Company submitted its initial listing application for conducting a change of control combination for the combined company on the Nasdaq Global Market—the application used for de-SPAC (special purpose acquisition company) business combinations. On October 11, 2024, Nasdaq provided the Company with a comment letter and required documentation that the Company will need to close the initial business combination.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 28, 2024 (the “2023 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of September 30, 2024, is derived from the audited financial statements presented in the 2023 Annual Report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Going Concern Consideration

As of September 30, 2024, the Company had $9,007 in cash held outside of the Trust Account and a working capital deficit of approximately $5.8 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2025, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account were in cash.

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

SEPTEMBER 30, 2024

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

As of September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the accompanying balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — January 1, 2023	$234,364,451
Less:
Redemption of ordinary shares	(208,978,864)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	6,054,941
Class A ordinary shares subject to possible redemption — December 31, 2023	$31,440,528
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	495,617
Class A ordinary shares subject to possible redemption — March 31, 2024	$31,936,145
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	494,295
Class A ordinary shares subject to possible redemption — June 30, 2024	$32,430,440
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	499,967
Class A ordinary shares subject to possible redemption — September 30, 2024	$32,930,407

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2024	2023	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares (Redeemable)	$(92,995)	$213,525	$(768,294)	$2,409,113
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	2,846,071	4,663,721	2,846,071	11,581,804
Basic and diluted net (loss) income per share	$(0.03)	$0.05	$(0.27)	$0.21

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(187,881)	263,259	(1,552,208)	1,196,048
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share	$(0.03)	$0.05	$(0.27)	$0.21

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with IX Services, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, IX Services waived these fees for the three and nine months ended September 30, 2024 and 2023.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there were no borrowings under any Working Capital Loans.

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

SEPTEMBER 30, 2024

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

On September 20, 2024, the Company amended and restated the convertible promissory note, dated as of September 8, 2023, previously issued to Sponsor, to increase the aggregate principal amount to up to $4,500,000 (as amended and restated, the "Note"). The Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company.

At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into Conversion Warrants at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

As of September 30, 2024 and December 31, 2023, the Company had a total of $3,548,268 and $1,889,768 drawn on the Extension Promissory Note, respectively. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

event that the Company completes a Business Combination, subject to the terms of that certain underwriting agreement, dated as of October 6, 2021 (the “Underwriting Agreement”).

On April 12, 2023, the Company entered into a fee reduction agreement (the “Fee Reduction Agreement”), which amends the Underwriting Agreement. According to the Underwriting Agreement, the Company previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the Underwriting Agreement, upon the consummation of a Business Combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit ninety-nine and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if the Company enters into a Business Combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) of the aggregate deferred underwriting commissions of $12,100,000 for an approximate reduction of $6,050,000.

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

On September 25, 2024, the Company, Merger Sub and AERKOMM entered into an amendment to the Merger Agreement to (1) provide that any lock-up period applicable to the Sponsor or any officers, directors or affiliates of the Company will terminate at the closing of the Merger, (2) change the percentage of the Founder Shares being treated as Escrowed Sponsor Shares from 50% to 25%, (3) add a provision providing for AERKOMM to pay certain amounts to the Company to cover its working capital and extension expenses, and (4) add a provision that the Company may terminate the Merger Agreement at any time prior to the closing date if AERKOMM or any Subsidiary of AERKOMM enters into voluntary bankruptcy or fails to remove within 60 days any petition in bankruptcy filed against it prior to closing.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The SAFE Investment

On March 29, 2024, the Company entered into a Merger Agreement, by and among Merger Sub. and AERKOMM (as it may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company's Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of the Companys Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

As of August 12, 2024, an aggregate of $2.6 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of AERKOMM pursuant to the joint written instructions of AERKOMM and the Company.

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the financial statement of AERKOMM at issuance and as of September 30, 2024.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Capital Markets Advisory Agreement

On September 29, 2024, the Company and AERKOMM signed an engagement letter to appoint Benchmark to serve as a non-exclusive PIPE placement agent for a private placement of securities of approximately $30,000,000 or such other amount as will be determined by the parties. Upon successful completion of the private offering, the Company and AERKOMM will pay Benchmark 5% of the gross proceeds of any equity or equity linked securities raised in the private offering plus 2.5% of the gross proceeds of any equity or equity linked securities raised in the private offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000. Both the 35,000,000 in PIPE subscriptions and the Safenotes will not be assessed with regard to non-Benchmark introductions.

NOTE 7. WARRANTS

As of September 30, 2024 and December 31, 2023, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 2,846,071 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2024
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

Cash Held in Trust Account

As of September 30, 2024, assets held in the Trust Account were comprised of approximately $33.0 million in cash held by Trust Account. As of December 31, 2023, assets held in the Trust Account were comprised of approximately $31.4 million in cash held by Trust Account.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	September 30, 2024	December 31, 2023
Stock price	$11.59	$11.05
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.03	5.28
Volatility	3.3%	2.80%
Risk-free rate	3.56%	3.77%
Fair value	$0.08	$0.02
Probability of Business Combination	3.5%	$1.2%

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	71,500
Fair value at March 31, 2024	$214,500
Change in fair value of Private Placement Warrants	357,500
Fair value at June 30, 2024	$572,000
Change in fair value of Private Placement Warrants	—
Fair value at September 30, 2024	$572,000

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	143,000
Fair value at March 31, 2023	$286,000
Change in fair value of Private Placement Warrants	(71,500)
Fair value at June 30, 2023	$214,500
Change in fair value of Private Placement Warrants	—
Fair value at September 30, 2023	$214,500

The Company recognized $0 gain on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the three months period ended September 30, 2024 and 2023, respectively. The Company recognized $1,119,000 loss and $186,500 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the nine months period ended September 30, 2024 and 2023, respectively.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended September 30, 2024 is zero.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On September 23, 2024, Karen Bach, the Company’s Chief Executive Officer and Director, notified the Board of her intention to resign as both officer and director of the Company, effective upon both of the Board’s acceptance of such resignations and the shareholders’ approval of the Company’s third extension of the deadline to consummate its Business Combination-which was held on October 9, 2024.

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12 and November 13, 2024, the Company made two deposits of $48,311 for November and December extension contributions, respectively, to extend the life until December 12, 2024.

On October 7, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that as the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until October 14, 2024 to request a hearing before the Panel. The Company decided to request a hearing before the Panel. Trading in the Company’s securities was suspended at the opening of business on October 14, 2024. The hearing is scheduled for December 10, 2024.

Additionally, on October 7, 2024, the Company submitted its initial listing application for conducting a change of control combination for the combined company on the Nasdaq Global Market—the application used for de-SPAC (special purpose acquisition company) business combinations. On October 11, 2024, Nasdaq provided the Company with a comment letter and required documentation that the Company will need to close the initial business combination.

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

On September 25, 2024, the Company, Merger Sub and AERKOMM entered into an amendment to the Merger Agreement to (1) provide that any lock-up period applicable to the Sponsor or any officers, directors or affiliates of the Company will terminate at the closing of the Merger, (2) change the percentage of the Founder Shares being treated as Escrowed Sponsor Shares from 50% to 25%, (3) add a provision providing for AERKOMM to pay certain amounts to the Company to cover its working capital and extension expenses, and (4) add a provision that the Company may terminate the Merger Agreement at any time prior to the closing date if AERKOMM or any Subsidiary of AERKOMM enters into voluntary bankruptcy or fails to remove within 60 days any petition in bankruptcy filed against it prior to closing.

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

The SAFE Investment

On March 29, 2024, the Company entered into a Merger Agreement, by and among the Company, the Merger Sub, and AERKOMM (as it may be amended and/or restated from time to time, the “Merger Agreement”). Capitalized terms used but not otherwise defined herein have the meanings given to them in the Merger Agreement.

Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the Company’s Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of the the Company’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

As of August 12, 2024, an aggregate of $2.6 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and the Company.

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

Capital Markets Advisory Agreement

On September 29, 2024, the Company and AERKOMM signed an engagement letter to appoint Benchmark to serve as a non-exclusive PIPE placement agent for a private placement of securities of approximately $30,000,000 or such other amount as will be determined by the parties. Upon successful completion of the private offering, the Company and AERKOMM will pay Benchmark 5% of the gross proceeds of any equity or equity linked securities raised in the private offering plus 2.5% of the gross proceeds of any equity or equity linked securities raised in the private offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000. Both the 35,000,000 in PIPE subscriptions and the Safenotes will not be assessed with regard to non-Benchmark introductions.

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

On September 7, 2023, the Company issued a press release announcing that its board of directors has elected to extend the date by which the Company has to consummate a business combination from September 12, 2023 for an additional month to October 12, 2023. In connection with the sixth extension, the board of directors delivered the Sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the sixth extension. On or before September 12, 2023, the Sponsor will deposit $160,000 into the Company’s Trust Account in connection with the nineth extension.

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

On January 19, 2024, we issued a press release announcing that its board of directors had elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into our trust account in connection with the tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth and seventeenth, Extension on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 20, 2024, July 23, 2024, August 16, 2024, September 20, 2024, respectively, to extend the life until October 12, 2024.

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12 and November 13, 2024, the Company made two deposits of $48,311 for November and December extension contributions, respectively, to extend the life until December 12, 2024.

The board of directors furthermore confirmed their intention and policy to continue to extend the Deadline Date on a monthly basis, but will not be issuing a press release every month. Therefore, investors can expect that the Sponsor will continue to deposit the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share into the Company’s Trust Account in connection with each extension on the 12th day of each month. In the event that the board of directors elects not to extend, they will issue a press release announcing this change in policy.

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

Additionally, the Sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution on each of the following dates: (i) April 13, 2023; and (ii) one business day following our public announcement disclosing that the board of directors has determined to extend the extended date for an additional month in accordance with the Extension Proposal. Subsequently, the Sponsor agreed that if the Second Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution within seven days of the 12th day of each month pursuant to the board of directors determining to extend the extended date for an additional month in accordance with the Second Extension Proposal. In connection with the Contribution and advances the Sponsor may make in the future to us for working capital expenses, on April 13, 2023, we issued the original extension promissory note, a convertible promissory note to the Sponsor with a principal amount up to $1 million (the “Original Extension Promissory Note”). On September 8, 2023, we issued the amended and restated promissory note in the principal amount of up to $2.5 million to the Sponsor (the “Amended and Restated Extension Promissory Note”), to amend and restate the Original Extension Promissory Note. On April 18, 2024, we amended and restated the convertible promissory note, dated as of September 8, 2023, previously issued to the Sponsor to increase the aggregate principal amount to up to $3,500,000 (as amended and restated, the “ Third Amended and Restated Extension Promissory Note ”). On September 20, 2024, we amended and restated the convertible promissory note, dated as of April 28, 2024, previously issued to the Sponsor to increase the aggregate principal amount to up to $4,500,000 (as amended and restated, the “Fourth Amended and Restated Promissory Note”). The Fourth Amended and Restated Extension Promissory Note was issued in connection with advances the Sponsor may make, in its discretion, to us for working capital expenses. The Fourth Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the Company’s liquidation. At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Fourth Amended and Restated Extension Promissory Note may be converted into conversion warrants at the price of $1.00 per warrant. Such conversion warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

As of September 30, 2024, the outstanding principal under the Fourth Amended and Restated Extension Promissory Note was $3,548,268.

On December 11, 2023, the Company held an extraordinary general meeting. At the meeting, the Second Extension Amendment Proposal to give the board of directors the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Second Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the meeting (including those who voted online), the Second Extension Amendment became effective. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for the Company to complete a Business Combination.

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12 and November 13, 2024, the Company made two deposits of $48,311 for November and December extension contributions, respectively, to extend the life until December 12, 2024.

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

On October 7, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that as the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until October 14, 2024 to request a hearing before the Panel. The Company decided to request a hearing before the Panel. Trading in the Company’s securities was suspended at the opening of business on October 14, 2024. The hearing is scheduled for December 10, 2024.

Additionally, on October 7, 2024, the Company submitted its initial listing application for conducting a change of control combination for the combined company on the Nasdaq Global Market—the application used for de-SPAC (special purpose acquisition company) business combinations. On October 11, 2024, Nasdaq provided the Company with a comment letter and required documentation that the Company will need to close the initial business combination.

Results of Operations

Our entire activity since inception up to September 30, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non - operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended September 30, 2024, we had net loss of approximately $281,000, which consisted of approximately $631,000 in operating and formation expenses which were partially offset by approximately $350,000 in income from cash held in the Trust Account.

For the nine months ended September 30, 2024, we had net loss of approximately $2.3 million, which consisted of approximately $2.2 million in operating and formation expenses and approximately $70 interest expense from bank and a loss of approximately $1.1 million from change in fair value of derivative warrant liability, which were partially offset by approximately $1 million in income from cash held in the Trust Account.

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

As of September 30, 2024, we had approximately $9,000 in cash held outside of the Trust Account and a working capital deficit of approximately $5.8 million.

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $1.2 million. Net loss of approximately $2.3 million was affected by income from cash held in the Trust Account of approximately $1 million, change in fair value of warrant liabilities of approximately $1.1 million and changes in operating assets and liabilities provided approximately $1 million of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $450,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of approximately $1.7 million .

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

As of September 30, 2024, we had cash held in the Trust Account of approximately $33 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until October 12, 2025, if all extensions of the extended date are exercised, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our Company.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees, however, IX Services waived these fees for the year ended December 31, 2023 and three and nine-months ended September 30, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2024	IX Acquisition Corp.

	By:	/s/ Noah Aptekar
	Name:	Noah Aptekar
	Title	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)