Form 10-K
period 2024-12-31
IX Acquisition Corp.
filed 2025-04-03
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

The aggregate market value of voting common stock held by non-affiliated shareholders as of June 30, 2024 was approximately $18 million.

As of March 28, 2025, there were 5,612,494 Class A ordinary shares, $0.0001 par value per share, and 1,747,879 shares of Class B ordinary shares, $0.0001 par value per share, outstanding.

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

PART I

References in this report to “we,” “us”, “our” or the “Company” refer to IX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to IX Acquisition Services LLC, a Delaware limited liability company. References to “anchor investors” refer to the 16 qualified institutional buyers or institutional accredited investors, each of which is not affiliated with us, our sponsor, our directors or any member of our management, that purchased an aggregate of 1,747,879 Class B ordinary shares.

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

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our sponsor, Cantor, Odeon or its or their permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Company does not consummate its initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2025, the Private Placement Warrants will expire worthless. The Underwriters Private Placement Warrants have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to the lock-up restrictions imposed by FINRA Rule 5110(e) pursuant to which these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2) including to any member who participated in the Initial Public Offering and the officers or partners, registered persons or affiliates thereof. In addition, for as long as the Underwriters Private Placement Warrants are held by Cantor, Odeon, the other underwriters or their designees or affiliates, they may not be exercised after five years from the commencement of sales of the Initial Public Offering. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Initial Public Offering and may not exercise demand rights on more than one occasion.

Upon the closing of the Initial Public Offering and the sale of Private Placement Warrants, $231,150,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interest to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2025, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our Amended & Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2025 or (B) with respect to any material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On November 13, 2023, the Company liquidated the investments held in the Trust Account. As of December 31, 2024, the assets held in the Trust Account were an interest-bearing demand deposit account.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $12,100,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $550,000 in expenses relating to the Initial Public Offering, approximately $1,450,000 of the net proceeds of the Initial Public Offering and Private Placement was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2024, there was approximately $19 million in cash held in the Trust Account.

Proposed Business Combination

The Merger Agreement

On March 29, 2024, the Company entered into a Merger Agreement, by and among the Company, AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (“AERKOMM”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

AERKOMM is an asset-light satellite communication technology company with proprietary antennas and modems that seeks to provide carrier-neutral and software-defined infrastructure to deliver mission-critical, multi-orbit satellite broadband connectivity where and when it is needed.

The board of directors of the Company has unanimously approved and declared advisable the Merger Agreement and the business combination and resolved to recommend approval of the Merger Agreement and related matters by the Company’s shareholders. The merger is expected to be consummated after obtaining the required approval by the shareholders of the Company and AERKOMM and the satisfaction of certain other customary closing conditions.

The parties to the Merger Agreement have made customary representations, warranties and covenants.

Agreements Related to the Merger Agreement

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into the Sponsor Support Agreement with the sponsor, pursuant to which the sponsor agreed to, among other things, (i) vote all of its shares in favor of each Company proposal sought by the Company with respect to the Merger Agreement or the transactions contemplated thereby, (ii) vote against any alternative proposal or proposal relating to a business combination transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or board of directors of the Company (other than in connection with the merger), (v) vote against any proposal that would impede the merger or that would result in a breach with respect to any obligation or agreement of the Company, Merger Sub or the sponsor under the Merger Agreement or the Sponsor Support Agreement, and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

In addition, the sponsor agreed to be bound by exclusivity and publicity sections of the Merger Agreement.

AERKOMM Support Agreement

In connection with the execution of the Merger Agreement, the Company, AERKOMM and certain shareholders of AERKOMM entered into the AERKOMM Support Agreement pursuant to which the AERKOMM supporting shareholders agreed to, among other things,(i) vote to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the merger (“AERKOMM Transaction Proposals”); (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by AERKOMM (other than the Merger Agreement and the transactions relating to the merger); (iii) vote against any change in the business (to the extent in violation of the Merger Agreement), management or board of directors of AERKOMM (other than in connection with AERKOMM Transaction Proposals and the transactions contemplated thereby); and (iv) vote against any proposal that would impede the merger or that would result in a breach with respect to any obligation or agreement of AERKOMM or the AERKOMM securityholders under the Merger Agreement or AERKOMM Support Agreement.

In addition, AERKOMM Supporting Shareholders agreed to be bound by exclusivity and publicity sections of the Merger Agreement.

The PIPE Investment

Concurrently with the execution of the Merger Agreement, the Company and AERKOMM entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors providing for investments in AERKOMM’s common stock in a private placement for an aggregate cash amount of $35,000,000 at $11.50 per share of AERKOMM’s common stock (the “PIPE Investment”).

AERKOMM will exercise reasonable best efforts to obtain a PIPE Investment Amount of at least $65,000,000 (inclusive of investment amounts under SAFE Agreements (as defined below)) pursuant to PIPE arrangements, and will obtain a minimum PIPE Investment Amount, unless waived by the Company, of at least $45,000,000 minus the investment amount obtained pursuant to SAFE Agreements and will consummate the transactions contemplated by the Subscription Agreements on the terms described therein.

The SAFE Investment

Pursuant to the Merger Agreement, AERKOMM will enter into simple agreements for future equity, in the form and substance as reasonably agreed upon by the Company and AERKOMM (the “SAFE Agreements”), with certain investors providing for investments in shares of AERKOMM common stock in a private placement in an aggregate amount not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) business days of the date of the Merger Agreement, another $5,000,000 within forty (40) business days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) business days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of Company common stock and in accordance with such SAFE Agreements and the Merger Agreement (the “SAFE Investment”).

As of August 12, 2024, an aggregate of $2.6 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and AERKOMM.

On December 4, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of December 4, 2024, SAFE Agreements for an aggregate of $4,997,200 have been entered into. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 434,539 of Company common stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company common stock, or 408,466 shares to be held in escrow subject to the same milestone events outlined in the Merger Agreement under the Incentive Merger Consideration section.

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do not meet the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of December 31, 2024.

Capital Markets Advisory Agreement

On September 29, 2024, the Company and AERKOMM signed an engagement letter to appoint Benchmark to serve as a non-exclusive PIPE placement agent for a private placement of securities of approximately $30,000,000 or such other amount as will be determined by the parties. Upon successful completion of the private offering, the Company and AERKOMM will pay Benchmark 5% of the gross proceeds of any equity or equity linked securities raised in the private offering plus 2.5% of the gross proceeds of any equity or equity linked securities raised in the private offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000. Both the $35,000,000 in PIPE subscriptions and the SAFE Agreements will not be assessed with regard to non-Benchmark introductions.

On October 9, 2024, the Company and AERKOMM entered into an amendment with Benchmark that 2.5% of the gross proceeds of any equity or equity linked securities raised in the Offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000 total in Company Sourced Offering Fees. The Company-sourced Offering Fee shall not be assessed on the issuance of SAFE Agreements by AERKOMM, which represents a separate offering of a separate security. The Company-sourced Offering Fee shall also be assessed on the $35,000,000 in PIPE commitments already signed by the Company and AERKOMM, and subject to the $400,000 if Benchmark acts as a Placement Agent in respect of the transaction.

On November 26, 2024, the Company and AERKOMM entered into a second amendment with Benchmark that Benchmark shall be entitled to engage sub-placement agents in connection with the Offering. The Company and AERKOMM agree that any fees payable to sub-placement agents shall be in addition to the Company Sourced Offering Fee payable to Benchmark.

On December 9, 2024, the Company and AERKOMM entered into Sub Placement Agreement with Yuanta Securities (Hong Kong) Company Limited (“Yuanta”). In connection with its services under the Sub Placement Agreement, Yuanta may solicit potential investors for both the Company and AERKOMM. Benchmark agreed to pay Yuanta a sub-placement fee of an amount equal to three percent (3%) of gross sales proceeds received by the Company and AERKOMM attributed to securities placed by or solicited through Yuanta.

Amendments to the Merger Agreement

On September 25, 2024, the Company, Merger Sub and AERKOMM entered into an amendment to the Merger Agreement to (1) provide that any lock-up period applicable to the sponsor or any officers, directors or affiliates of the Company will terminate at the closing of the merger, (2) change the percentage of the Founder Shares being treated as escrowed sponsor shares from 50% to 25%, (3) add a provision providing for the Company to pay certain amounts to the Company to cover its working capital and extension expenses, and (4) add a provision that the Company may terminate the Merger Agreement at any time prior to the closing date if AERKOMM or any subsidiary of AERKOMM enters into voluntary bankruptcy or fails to remove within 60 days any petition in bankruptcy filed against it prior to closing.

On February 12, 2025, the Company, Merger Sub and AERKOMM entered into a second amendment to the Merger Agreement to amend and restate the definitions of both “Indebtedness” and “Working Capital”.

Extensions

The (i) final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) by the Company on October 8, 2021 (File No. 333-2592567) in connection with the Company’s Initial Public Offering that was consummated on October 12, 2021 and (ii) Company’s Amended and Restated Memorandum and Articles of Association provided that the Company initially had until April 12, 2023 (the date that was 18 months after the consummation of the Initial Public Offering) to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (and such period, the “Combination Period”). On April 10, 2023, the Company held an extraordinary general meeting of shareholders (the “April 2023 Extraordinary Meeting”). At the April 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the Combination Period, from April 12, 2023 to May 12, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association (the “First Extension”). Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal. In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $189 million. In connection with each monthly extension in accordance with the First Extension, the sponsor deposited $160,000 into the Trust Account every month from April to November 2023.

On November 24, 2023, and as supplemented on December 6, 2023, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders on December 11, 2023 (the “December 2023 Extraordinary Meeting”). At the December 2023 Extraordinary Meeting, the Second Extension Amendment Proposal (as defined below) to further amend the Amended & Restated Memorandum and Articles of Association (the “Second Extension Amendment”) was approved. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023.

At the December 2023 Extraordinary Meeting, the Company’s shareholders were presented with a proposal to approve, by way of special resolution, the Second Extension Amendment to give the board of directors the right to extend the date by which the Company must consummate a business combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the board of directors) (the “Second Extension Amendment Proposal”).

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

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for the Company to complete a business combination. The first Contribution was deposited into the Company’s U.S.-based Trust Account on December 12, 2023. Subsequently in 2024, the Company has made additional deposits of $50,000 from January through September, extending the Combination Period.

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders (the “October 2024 Extraordinary Meeting”). At the October 2024 Extraordinary Meeting, the Third Extension Amendment Proposal (as defined below) to further amend the Second Amended & Restated Memorandum and Articles of Association (the “Third Extension Amendment”) was approved.

In connection with the approval of the Third Extension Amendment Proposal, the sponsor’s Contribution to the Company was the lesser of (x) $50,000 or (y) $0.03 for each Class A ordinary share included as part of the units sold in the Initial Public Offering, the public shares, that remains outstanding and was not redeemed for each calendar month (commencing on October 12, 2024 and on the 12th day of each subsequent month) until October 12, 2025, or portion thereof, that is needed to complete a business combination (the “Third Extension Amendment Proposal”).

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 1,235,698 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.58 per share, for an aggregate redemption amount of approximately $14.30 million. Consequently, the Contribution will be $48,311 per month needed for the Company to complete a business combination. The Contribution was deposited into the Company’s U.S.-based Trust Account on October 12, 2024. Subsequently, the Company has made additional deposits of $48,311 from November through March, extending the Combination Period.

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

Resources and Competition

Our Amended & Restated Memorandum and Articles of Association provides that we will have until October 12, 2024, or, if all available extensions are exercised, by October 12, 2025. If we are unable to complete our initial business combination within such, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and requirements of other applicable law.

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

Employees

We currently have one officer: Noah Aptekar. This individual is not obligated to devote any specific number of hours to our matters but he does intend to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our information systems or infrastructure, or the information systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with the cybersecurity incident. As an early-stage company without significant investments in data security protection, there can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

As of the date of this Report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us since our Initial Public Offering.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 53 Davies Street, London W1K 5JH United Kingdom. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the OTC under the symbols “IXQUF,” “IXAQF” and “IXQWF,” respectively.

Holders

As of March 28, 2025, there was one holder of record of our units, two holders of record of our Class A ordinary shares, 32 holders of record of our Class B ordinary shares and four holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None

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

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

The Merger Agreement

On March 29, 2024, the Company entered into a Merger Agreement, by and among the Company, AKOM Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AERKOMM Inc., a Nevada corporation (“AERKOMM”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The parties to the Merger Agreement have made customary representations, warranties and covenants.

Amendments to the Merger Agreement

On September 25, 2024, the Company, Merger Sub and AERKOMM entered into an amendment to the Merger Agreement to (1) provide that any lock-up period applicable to the sponsor or any officers, directors or affiliates of the Company will terminate at the closing of the merger, (2) change the percentage of the Founder Shares being treated as escrowed sponsor shares from 50% to 25%, (3) add a provision providing for the Company to pay certain amounts to the Company to cover its working capital and extension expenses, and (4) add a provision that the Company may terminate the Merger Agreement at any time prior to the closing date if AERKOMM or any subsidiary of AERKOMM enters into voluntary bankruptcy or fails to remove within 60 days any petition in bankruptcy filed against it prior to closing.

On February 12, 2025, the Company, Merger Sub and AERKOMM entered into a second amendment to the Merger Agreement to amend and restate the definitions of both “Indebtedness” and “Working Capital” in Section 1.1.

Agreements Related to the Merger Agreement

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into the Sponsor Support Agreement with the sponsor, pursuant to which the sponsor agreed to, among other things, (i) vote all of its shares in favor of each Company proposal sought by the Company with respect to the Merger Agreement or the transactions contemplated thereby, (ii) vote against any alternative proposal or proposal relating to a business combination transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or board of directors of the Company (other than in connection with the merger), (v) vote against any proposal that would impede the merger or that would result in a breach with respect to any obligation or agreement of the Company, Merger Sub or the sponsor under the Merger Agreement or the Sponsor Support Agreement, and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

In addition, the sponsor agreed to be bound by exclusivity and publicity sections of the Merger Agreement.

AERKOMM Support Agreement

In connection with the execution of the Merger Agreement, the Company, AERKOMM and certain shareholders of AERKOMM entered into the AERKOMM Support Agreement pursuant to which the AERKOMM supporting shareholders agreed to, among other things,(i) vote to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the merger (“AERKOMM Transaction Proposals”); (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by AERKOMM (other than the Merger Agreement and the transactions relating to the merger); (iii) vote against any change in the business (to the extent in violation of the Merger Agreement), management or board of directors of AERKOMM (other than in connection with AERKOMM Transaction Proposals and the transactions contemplated thereby); and (iv) vote against any proposal that would impede the merger or that would result in a breach with respect to any obligation or agreement of AERKOMM or the AERKOMM securityholders under the Merger Agreement or AERKOMM Support Agreement.

In addition, AERKOMM Supporting Shareholders agreed to be bound by exclusivity and publicity sections of the Merger Agreement.

The PIPE Investment

Concurrently with the execution of the Merger Agreement, the Company and AERKOMM entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors providing for investments in AERKOMM’s common stock in a private placement for an aggregate cash amount of $35,000,000 at $11.50 per share of AERKOMM’s common stock (the “PIPE Investment”).

AERKOMM will exercise reasonable best efforts to obtain a PIPE Investment Amount of at least $65,000,000 (inclusive of investment amounts under SAFE Agreements (as defined below)) pursuant to PIPE arrangements, and will obtain a minimum PIPE Investment Amount, unless waived by the Company, of at least $ 45,000,000 minus the investment amount obtained pursuant to SAFE Agreements and will consummate the transactions contemplated by the Subscription Agreements on the terms described therein.

The SAFE Investment

Pursuant to the Merger Agreement, AERKOMM will enter into simple agreements for future equity, in the form and substance as reasonably agreed upon by the Company and AERKOMM (the “SAFE Agreements”), with certain investors providing for investments in shares of AERKOMM common stock in a private placement in an aggregate amount not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) business days of the date of the Merger Agreement, another $5,000,000 within forty (40) business days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) business days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of Company common stock and in accordance with such SAFE Agreements and the Merger Agreement (the “SAFE Investment”).

As of August 12, 2024, an aggregate of $2.6 million of SAFE Investment has been made. The SAFE Investment will initially be placed in an escrow account and may be released from such escrow account to an account of the Company pursuant to the joint written instructions of the Company and AERKOMM.

On December 4, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of December 4, 2024, SAFE Agreements for an aggregate of $4,997,200 have been entered into. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 434,539 of Company common stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company common stock, or 408,466 shares to be held in escrow subject to the same milestone events outlined in the Merger Agreement under the Incentive Merger Consideration section.

Capital Markets Advisory Agreement

On September 29, 2024, the Company and AERKOMM signed an engagement letter to appoint Benchmark to serve as a non-exclusive PIPE placement agent for a private placement of securities of approximately $30,000,000 or such other amount as will be determined by the parties. Upon successful completion of the private offering, the Company and AERKOMM will pay Benchmark 5% of the gross proceeds of any equity or equity linked securities raised in the private offering plus 2.5% of the gross proceeds of any equity or equity linked securities raised in the private offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000. Both the $35,000,000 in PIPE subscriptions and the SAFE Agreements will not be assessed with regard to non-Benchmark introductions.

On October 9, 2024, the Company and AERKOMM entered into an amendment with Benchmark that 2.5% of the gross proceeds of any equity or equity linked securities raised in the Offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000 total in Company Sourced Offering Fees. The Company-sourced Offering Fee shall not be assessed on the issuance of SAFE Agreements by AERKOMM, which represents a separate offering of a separate security. The Company-sourced Offering Fee shall also be assessed on the $35,000,000 in PIPE commitments already signed by the Company and AERKOMM, and subject to the $400,000 if Benchmark acts as a Placement Agent in respect of the transaction.

On November 26, 2024, the Company and AERKOMM entered into a second amendment with Benchmark that Benchmark shall be entitled to engage sub-placement agents in connection with the Offering. The Company and AERKOMM agree that any fees payable to sub-placement agents shall be in addition to the Company Sourced Offering Fee payable to Benchmark.

On December 9, 2024, the Company and AERKOMM entered into Sub Placement Agreement with Yuanta Securities (Hong Kong) Company Limited (“Yuanta”). In connection with its services under the Sub Placement Agreement, Yuanta may solicit potential investors for both the Company and AERKOMM. Benchmark agreed to pay Yuanta a sub-placement fee of an amount equal to three percent (3%) of gross sales proceeds received by the Company and AERKOMM attributed to securities placed by or solicited through Yuanta.

Extension of Our Combination Period

On April 10, 2023, we held the April 2023 Extraordinary Meeting, at which, our shareholders approved, among other things: (i) the Extension Proposal; (ii) the Redemption Limitation Amendment Proposal; and (iii) the Founder Share Amendment Proposal. Under Cayman Islands law, the amendments to the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal, Founder Share Amendment Proposal and Redemption Limitation Amendment Proposal.

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

On January 19, 2024, we issued a press release announcing that its board of directors had elected to extend the Deadline Date from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. The board of directors furthermore confirmed their intention and policy to continue to extend the Deadline Date on a monthly basis, but will not be issuing a press release every month. In the event that the board of directors elects not to extend, they will issue a press release announcing this change in policy.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for us to continue to extend the Combination Period monthly. Subsequently in 2024, we have made additional deposits of $50,000 extending the Combination Period through October 12, 2024.

On October 9, 2024, the Company held the October 2024 Extraordinary Meeting. At the October 2024 Extraordinary Meeting, the Third Extension Amendment Proposal was approved.

In connection with the approval of the Third Extension Amendment Proposal, the sponsor’s Contribution to the Company was the lesser of (x) $50,000 or (y) $ 0.03 for each Class A ordinary share included as part of the units sold in the Initial Public Offering, the public shares, that remains outstanding and was not redeemed for each calendar month (commencing on October 12, 2024 and on the 12th day of each subsequent month) until October 12, 2025, or portion thereof, that is needed to complete a business combination.

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 1,235,698 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.58 per share, for an aggregate redemption amount of approximately $14.30 million. Consequently, the Contribution will be $48,311 per month needed for the Company to complete a business combination. The Contribution was deposited into the Company’s U.S.-based Trust Account on October 12, 2024.

On November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025 and March 12, 2025, the Company made five deposits of $48,311 for December, January, February, March and April extension contributions, respectively, to extend the life until April 12, 2025.

Contribution and Extension Promissory Note

On April 10, 2023, the Company held the April 2023 Extraordinary Meeting. At the April 2023 Extraordinary Meeting, the Company’s shareholders approved, among other things, a proposal to grant the Company the right to extend the Combination Period to the Extended Date, and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to eleven additional times, or a total of up to twelve months total, up to April 12, 2024 (the “Extension Proposal”) by amending the Amended and Restated Memorandum and Articles of Association (the “First Extension”). Under Cayman Islands law, such amendment of the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal. In connection with the vote to approve the Extension Proposal, the holders of 18,336,279 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $189 million. In connection with each monthly extension in accordance with the First Extension, the sponsor deposited $160,000 into the Trust Account every month from April to November 2023.

Additionally, the sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution on each of the following dates: (i) April 13, 2023; and (ii) one business day following our public announcement disclosing that the board of directors has determined to extend the extended date for an additional month in accordance with the Extension Proposal. Subsequently, the sponsor agreed that if the Extension Proposal was approved, it or its designee would deposit into the Trust Account, as a loan, the Contribution within seven days of the 12th day of each month pursuant to the board of directors determining to extend the extended date for an additional month in accordance with the Second Extension Proposal.

In connection with the Contribution and advances the sponsor may make in the future to us for working capital expenses, on April 13, 2023, the Company issued the original extension promissory note, a convertible promissory note to the sponsor with a principal amount up to $1 million (the “Original Extension Promissory Note”). On September 8, 2023, we issued the amended and restated extension promissory note in the principal amount of up to $2.5 million to the sponsor (the “Amended and Restated Extension Promissory Note”), to amend and restate the Original Extension Promissory Note. The Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the Company’s liquidation. At the election of the sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into conversion warrants at the price of $1.00 per warrant. Such conversion warrants will have terms identical to the warrants issued to the sponsor in the private placement.

On December 11, 2023, the Company held the December 2023 Extraordinary Meeting. At the December 2023 Extraordinary Meeting, the Second Extension Amendment Proposal to give the board of directors the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Second Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the December 2023 Extraordinary Meeting (including those who voted online), the Second Extension Amendment became effective. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023. Consequently, the Contribution will be $50,000 per month needed for the Company to complete a Business Combination.

On April 18, 2024, we issued the amended and restated promissory note in the principal amount of up to $3.5 million to the sponsor (the “Second Amended and Restated Promissory Note”), to amend and restate the Amended and Restated Extension Promissory Note. The Second Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the Company’s liquidation. At the election of the sponsor, up to $1,500,000 of the unpaid principal balance under the Second Amended and Restated Extension Promissory Note may be converted into conversion warrants at the price of $1.00 per warrant. Such conversion warrants will have terms identical to the warrants issued to the sponsor in the private placement.

On October 9, 2024, the Company held the October 2024 Extraordinary Meeting. At the October 2024 Extraordinary Meeting, the Third Extension Amendment Proposal to give the board of directors the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve(12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Third Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the October 2024 Extraordinary Meeting (including those who voted online), the Third Extension Amendment became effective. Consequently, the Contribution will be $48,311 per month needed for the Company to complete a Business Combination.

In connection with the Contribution and advances the sponsor may make in the future to us for working capital expenses, on September 20, 2024, the Company issued the third amended and restated extension promissory note in the principal amount of up to $4.5 million to the sponsor (the “Third Amended and Restated Extension Promissory Note”), to amend and restate the Second Amended and Restated Promissory Note. The Third Amended and Restated Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company. At the election of the sponsor, up to a maximum amount of $1,500,000 of the unpaid principal balance under the Notes may be converted into conversion warrants at the price of $1.00 per warrant. Such conversion warrants will have terms identical to the warrants issued to the sponsor in a private placement that closed simultaneously with the Company’s Initial Public Offering.

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025 and March 12, 2025, the Company made six deposits of $48,311 for November, December, January, February, March and April extension contributions, respectively, to extend the life until April 12, 2025.

As of December 31, 2024, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $3,856,641.

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

Recent Developments

Nasdaq Notice

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. On November 24, 2023, the Company provided plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance.

On October 12, 2023, the Company filed a Current Report on Form 8-K with the SEC to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b).

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

On April 30, 2024, the Company received a letter from Nasdaq indicating that the Company did not regain compliance with the Nasdaq Listing Rule 5450(a)(2). Pursuant to the letter, unless the Company requested a hearing before the Nasdaq Hearings Panel by May 7, 2024, the Company’s securities would be subject to suspension and delisting from the Nasdaq Global Market at the opening of business on May 9, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Company timely requested a hearing before the Nasdaq Hearings Panel and the hearing was held on June 18, 2024. On August 5, 2024, the Nasdaq Hearing Panel granted the Company’s request for continued listing on the Nasdaq Global Market and confirmed that the Company was in compliance with Nasdaq Listing Rule 5450(a)(2).

On October 7, 2024, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that as the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its Initial Public Offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until October 14, 2024 to request a hearing before the Nasdaq Hearings Panel. The Company had until October 14, 2024 to request a hearing before the Nasdaq Hearings Panel. The Company decided to request a hearing before the Nasdaq Hearings Panel. Trading in the Company’s securities was suspended at the opening of business on October 14, 2024. The Company had the hearing on December 10, 2024.

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. Nasdaq will file a Form 25 Notification of Delisting with the SEC. When the Company’s securities are delisted from Nasdaq, its securities are expected to trade over-the-counter.

Results of Operations

Our entire activity since inception up to December 31, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the year ended December 31, 2024, we had net loss of approximately $2.3 million, which consisted of approximately $1.2 million in income from investments held in the Trust Account, a loss of approximately $746,000 from change in fair value of derivative warrant liability and interest income on an operating account of approximately $68, which were partially offset by approximately $2.7 million in operating and formation expenses.

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

As of December 31, 2024, we had approximately $3,500 in cash held outside of the Trust Account and a working capital deficit of approximately $6.4 million.

For the year ended December 31, 2024, net cash used in operating activities was approximately $1.4 million. Net loss of approximately $2.3 million was affected by income from investments held in the Trust Account of approximately $1.2 million and changes in operating assets and liabilities provided approximately $1.4 million of cash for operating activities. Cash provided by investing activities resulted from the redemption from the Trust Account of approximately $14.3 million and cash deposited into the Trust Account of $590,000. Cash used in financing activities resulted from the proceeds from the Extension Promissory Note of approximately $2 million and redemption of Class A ordinary shares of $14.3 million.

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

As of December 31, 2024, we had cash held in the Trust Account of approximately $19 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements included in this Report under “Item 1. Financial Statements” are issued.

We plan to address this uncertainty through the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The consolidated financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for the year ended December 31, 2024 and 2023.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the consolidated financial statements included in this Report under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

Adopted in fiscal year 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. At December 31, 2024, the Company adopted the standard, retrospectively. The adoption of ASU 2023-07 had no material impact on the Company’s financial statements.

To be adopted in future periods

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
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (1)

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Noah Aptekar	36	Chief Financial Officer, Chief Operations Officer and Director (2)

Eduardo Marini	44	Director

Shannon Grewer	48	Director

(1) On September 23, 2024, Guy Willner, Karen Bach, Teresa Barger and Andrew Bartley submitted the resignations to the Company’s board of directors, effective upon both of the board of director’s acceptance of such resignations and the shareholders’ approval of the Company’s Third Extension Amendment Proposal of the deadline to consummate its business combination. The shareholders meeting occurred on October 9, 2024 and The Company’s Third Extension Amendment Proposal was approved.

(2) Upon the submission of Karen Bach’s resignation as the Chief Executive Officer, the board of directors appointed Noah Aptekar, as the Company’s Chief Executive Officer, in addition to his positions of Chief Financial Officer, Chief Operations Officer and director, effective upon the effectiveness of resignation of Karen Bach.

Noah Aptekar, Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Director

Noah Aptekar, our Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Director, has extensive experience in innovation, finance and operations in high-technology industries, with particular expertise on terrestrial and space-based telecommunications. From August 2016 through March 2020, Mr. Aptekar worked for SpaceX, the largest US-based “unicorn” company, where he brought financial discipline to the production division, which accounted for approximately one-third of the company’s employees actively engaged in the production and manufacturing of vehicles, and was responsible for financial planning, cost analysis and budget management activities for the division’s nine-figure annual operating and capital spend. Most recently, he was the project lead for one of the largest future budget items for SpaceX, the Starlink User Terminal. Furthermore, at SpaceX, Mr. Aptekar identified and implemented operational efficiencies to control cost and reduce risk while overseeing the development of a new consumer electronics manufacturing facility. Between 2012 and 2014, while working for Colorado’s then-Governor John W. Hickenlooper in the Office of Economic Development and International Trade, Mr. Aptekar co-created the $100+ million Advanced Industries fund, which matches private investments with high-tech businesses and entrepreneurs. He also established and managed the due diligence and investment committee processes for the Advanced Industries fund. Currently, Mr. Aptekar is the principal of Next Century Innovations, a global consulting company, and is an officer of Flamingo Investments Sponsor LLC, an independent sponsor entity. Mr. Aptekar has a bachelor’s degree from the University of Pennsylvania, an MBA from Yale University and has taken courses in pursuit of a Master of Science from the Georgia Institute of Technology.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of three members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq rules, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Marini, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Grewer, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Aptekar, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended & Restated Memorandum and Articles of Association.

Director Independence

An “independent director” is defined generally, under Nasdaq listing standards, as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Eduardo Marini and Shannon Grewer are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors. The members of our audit committee are Shannon Grewer and Eduardo Marini. Mr. Marini serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Marini qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of the board of directors. The members of our Compensation Committee are Shannon Grewer and Eduardo Marini. Ms. Grewer serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The director who will participate in the consideration and recommendation of director nominee is Ms. Grewer. In accordance with Nasdaq Rule 5605(e)(1)(A), all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee Interlocks and Insider Participation

Our officer does not currently serve, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

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

Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the company itself) that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The Company’s Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 3, 2025, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

The following table is based on 7,360,373 ordinary shares outstanding at April 3, 2025, of which 5,612,494 were Class A ordinary shares and 1,747,879 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Number of	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
All officers and directors as a group (seven individuals)	4,002,121	54%
Noah Aptekar(2)	4,002,121	54%
Eduardo Marini	—	—
Shannon Grewer	—	—
IX Acquisition Sponsor, LLC(2)	4,002,121	54%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 53 Davies Street, London W1K 5JH United Kingdom.
(2)	Our sponsor is the record holder of such shares. IX Acquisition Sponsor Manager, LLC is the manager of the sponsor. On May 14, 2023, Noah Aptekar as the sole member of IX Acquisition Sponsor Manager, LLC, appointed two additional officers, delegating to the officers the authority to jointly manage the affairs of the Company by majority resolution, vote, consent or other joint action and the officers collectively have voting and investment discretion with respect to the ordinary shares held of record by the sponsor. The officers disclaim any beneficial ownership of the shares held by the sponsor, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 11, 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for a purchase price of $25,000, or approximately $0.004 per share. October 12, 2021, the sponsor transferred an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Initial Public Offering. Our sponsor currently owns approximately 54% of our outstanding ordinary shares.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC, for the year ended (i) December 31, 2024 totaled $258,015 and ii) December 31, 2023 totaled $97,850.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit- related fees for the year ended December 31, 2024 and 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2024 and 2023.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the year ended December 31, 2024 and 2023.

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

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

2.1

Merger Agreement, dated March 29, 2024, by and among Company, AKOM Merger Sub, Inc. and AERKOMM Inc.  (Incorporated by reference to the corresponding exhibit to Company’s Current Report on Form 8-K (File No. 001-40878) filed with the SEC on April 4, 2024).

2.2

Amendment to Merger Agreement, dated September 25, 2024, by and among Company, AKOM Merger Sub, Inc. and AERKOMM Inc. (Incorporated by reference to the corresponding exhibit to Company’s Current Report on Form 8-K (File No. 001-40878) filed with the SEC on September 30, 2024).

2.3

Amendment No. 2 to Merger Agreement, February 12, 2025, by and among Company, AKOM Merger Sub, Inc. and AERKOMM Inc. (Incorporated by reference to the corresponding exhibit to Company’s Current Report on Form 8-K (File No. 001-40878) filed with the SEC on February 21, 2025).

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

Exhibit	Description

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).
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

10.8

Convertible Promissory Note, dated April 13, 2023, issued to IX Acquisition Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on April 14, 2023.

10.9

Amended and Restated Promissory Note, dated September 8, 2023, issued to IX Acquisition Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on September 12, 2023).

10.10

Fee Reduction Agreement, dated April 12, 2023, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 10-K (File No. 001-40878) filed with the SEC on March 28, 2024).

10.11

Amended & Restated Fee Reduction Agreement, dated April 4, 2024, by and between the Company and Cantor Fitzgerald & Co. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K  (File No. 001-40878) filed with the SEC on April 4, 2024).

10.12

Amended & Restated Fee Reduction Agreement, dated April 4, 2024, by and between the Company and Odeon Capital Group LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).

Exhibit	Description

10.13

Sponsor Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Sponsor LLC, the Company and AERKOMM Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).

10.14

AERKOMM Support Agreement, dated as of March 29, 2024, by and among IX Acquisition Corp., AERKOMM Inc. and the other parties thereto (included as Annex E to the proxy statement/prospectus) (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).

10.15

Second Amended and Restated Convertible Promissory Note, dated April 18, 2024, issued to IX Acquisition Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on April 18, 2024).

10.16

Third Amended and Restated Convertible Promissory Note, dated September 20, 2024, issued to IX Acquisition Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on September 23, 2024).

10.17

Sub Placement Agent Agreement, dated December 9, 2024, by and among Benchmark, Aerkomm and Yuanta Securities (Hong Kong) Company Limited (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-279384), filed with the SEC on February 14, 2025).

14.1	Form of Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).
19.1*	Insider Trading Policy
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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2025

IX ACQUISITION CORP.

	By:	/s/ Noah Aptekar
Name:
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Noah Aptekar	Chief Executive Officer, Chief Financial Officer and Director	April 3, 2025
Noah Aptekar	(Principal Executive, Financial and Accounting Officer)

/s/ Eduardo Marini	Director	April 3, 2025
Eduardo Marini

/s/ Shannon Grewer
Shannon Grewer	Director	April 3, 2025

IX ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IX Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 2 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before April 12, 2025, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline by one month each time from April 12, 2025 to October 12, 2025. The Company entered into a definitive merger agreement with a business combination target on March 29, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 12, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 12, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, CT

April 3, 2025

IX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash	$3,527	$24,278
Prepaid expenses	27,052	30,030
Accounts receivable, net of allowance of $500,000	—	—
Due from related party	13,877	—
Total current assets	44,456	54,308
Non-current assets:
Cash and Investments held in the Trust Account	18,949,539	31,440,528
Total Assets	$18,993,995	$31,494,836

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$421,068	$—
Accrued expenses	2,203,224	1,256,667
Promissory note-related party	3,856,641	1,889,768
Total current liabilities	6,480,933	3,146,435
Non-current liabilities:
Derivative warrant liabilities	1,119,000	373,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	7,169,000	6,423,000
Total Liabilities	13,649,933	9,569,435

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.77 and $11.05 per share, respectively; 1,610,373 and 2,846,071 shares issued and outstanding as of December 31, 2024 and 2023, respectively	18,949,539	31,440,528

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of December 31, 2024 and 2023, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of December 31, 2024 and 2023, respectively	174	174
Additional paid-in capital	—	1,766,556
Accumulated deficit	(13,606,052)	(11,282,258)
Total shareholders’ deficit	(13,605,477)	(9,515,127)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$18,993,995	$31,494,836

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023
Operating and formation expenses	$2,749,348	$1,043,627
Loss from operations	(2,749,348)	(1,043,627)

Other (expense) income:
Income from cash and investments held in the Trust Account	1,220,440	4,724,941
Interest (expense) on operating cash account	(68)	94
Gain on forfeiture of deferred underwriting fee payable	—	336,985
Change in fair value of derivative warrant liabilities	(746,000)	—
Total other income, net	474,372	5,062,020

Net (loss) income	$(2,274,976)	$4,018,393

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	2,565,844	9,753,411
Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.27)	$0.26
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class A (non-redeemable) and Class B ordinary shares	$(0.27)	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	—	5,750,000	575	—	(13,192,169)	(13,191,594)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(3,946,459)	(2,108,482)	(6,054,941)
Gain on forfeiture of deferred underwriting fee payable	—	—	—	—	5,713,015	—	5,713,015
Class B to Class A Conversion	4,002,121	401	(4,002,121)	(401)	—	—	—
Net income	—	—	—	—	—	4,018,393	4,018,393
Balance — December 31, 2023	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,766,556)	(48,818)	(1,815,374)
Net loss	—	—	—	—	—	(2,274,976)	(2,274,976)
Balance — December 31, 2024	4,002,121	$401	1,747,879	$174	$—	$(13,606,052)	$(13,605,477)

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024		2023
Cash Flows from Operating Activities:
Net (loss) income		$(2,274,976)	$4,018,393
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities		746,000	—
Income from investments held in the Trust Account		(1,220,440)	(4,724,941)
Gain on forfeiture of deferred underwriting fee payable		—	(336,985)
Changes in operating assets and liabilities:
Prepaid expenses and due from related party		(10,899)	203,871
Accounts payable		421,068	(32,419)
Accrued expenses		946,557	266,355
Net cash used in operating activities		(1,392,690)	(605,726)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions		14,306,363	208,978,864
Cash deposited in the Trust Account		(594,934)	(1,330,000)
Net cash provided by investing activities		13,711,429	207,648,864

Cash Flows from Financing Activities:
Proceeds from Extension Promissory Note		1,966,873	1,889,768
Redemption of ordinary shares		(14,306,363)	(208,978,864)
Net cash used in by financing activities		(12,339,490)	(207,089,096)

Net change in cash		(20,751)	(45,958)

Cash - beginning of the period		24,278	70,236
Cash - end of the period		$3,527	$24,278

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee reduction	$	―	5,713,015
Remeasurement of Class A ordinary shares to redemption amount		$1,815,374	$6,054,941
Conversion of Class B shares to Class A		―	401

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

The Company initially had 18 months from the closing of the Initial Public Offering (by April 12, 2023) to consummate a Business Combination as the Combination Period, prior to any amendments to the Amended and Restated Memorandum and Articles of Association to extend the duration of the Combination Period. As outlined through a series of proposals below, the Combination Period has since been extended. The Company had until January 12, 2024 to complete a Business Combination, with the right to extend the Combination Period through no later than October 12, 2024, subject to making required monthly extension deposits into the Trust Account of the lesser of (x) $50,000 or (y) $0.025 for each Class A Ordinary Share included as part of the units sold in the IPO. The Company made three $50,000 monthly extension payment deposits into the Trust Account during the three-months ended June 30, 2024, extending the Combination Period to July 12, 2024. Subsequent to June 30, 2024, the Company has made each of the applicable extension deposits into the Trust allowing for the Business Combination Period to extend to September 12, 2024. On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions.

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

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution will be $50,000 per month needed for the Company to continue to extend the Combination Period monthly. On December 12, 2023, the Company made deposits of $50,000 for December extension contribution.The underwriters of the Initial Public Offering agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution might be less than the Initial Public Offering price per Unit ($10.00).

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

On August 12, 2024, the Company and AERKOMM entered into one new SAFE Agreement (the “PIPE Minimum Investment Amount”) and amended one of the SAFE Agreements previously executed on May 13, 2024. Additionally, on July 8, 2024, the Company canceled the other SAFE Agreement that was entered into on May 13, 2024. Furthermore, on June 26, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of August 12, 2024, SAFE Agreements for an aggregate of $2,585,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock.

On December 4, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of December 4, 2024, SAFE Agreements for an aggregate of $4,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 434,539 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company’s Common Stock, or 408,466 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section. (see Note 6 for disclosure related to SAFE investments section).

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions. In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025 and March 12, 2025, the Company made six deposits of $48,311 for November, December, January, February, March and April extension contributions, respectively, to extend the life until April 12, 2025.

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

On October 7, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that as the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until October 14, 2024 to request a hearing before the Panel. The Company decided to request a hearing before the Panel. Trading in the Company’s securities was suspended at the opening of business on October 14, 2024. The Company had the hearing on December 10, 2024.

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. Nasdaq will file a Form 25 Notification of Delisting with the SEC. When the Company’s securities are delisted from Nasdaq, its securities are expected to trade over-the-counter.

Resignation of Directors and Certain Officers

On September 23, 2024, Karen Bach resigned as the Company’s Chief Executive Officer and Andrew Bartley resigned as the Company’s independent director, chair of audit committee and member of compensation committee. The Company’s board appointed Eduardo Marini, an independent director, as the Company’s chair of audit committee and member of compensation committee.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Consideration

As of December 31, 2024, the Company had approximately $3,500 in cash held outside of the Trust Account and a working capital deficit of approximately $6.4 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), the Company has until October 12, 2024, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments was initially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of December 31, 2024 and 2023, the assets held in the Trust Account were in cash.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying consolidated balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying consolidated statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying condensed consolidated financial statements.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

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

As of December 31, 2024 and 2023, the Class A ordinary shares subject to redemption reflected in the accompanying consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — January 1, 2023	$234,364,451
Less:
Redemption of ordinary shares	(208,978,864)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	6,054,941
Class A ordinary shares subject to possible redemption — December 31, 2023	$31,440,528
Less:
Redemption of ordinary shares	(14,306,363)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,815,374
Class A ordinary shares subject to possible redemption — December 31, 2024	$18,949,539

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the accompanying consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year
	Ended December 31,
	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares (Redeemable)	$(701,941)	$2,528,027
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	2,565,844	9,753,411
Basic and diluted net (loss) income per share	$(0.27)	$0.26

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(1,573,035)	1,490,366
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net (loss) income per share	$(0.27)	$0.26

Recent Accounting Pronouncements

Adopted in fiscal year 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. At December 31, 2024, the

Company adopted the standard, retrospectively. The adoption of ASU 2023-07 had no material impact on the Company’s financial statements (see Note 10 for details).

To be adopted in future periods

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the accompanying consolidated statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the year ended December 31, 2024 and 2023.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the

Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, there were no borrowings under any Working Capital Loans.

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

On September 20, 2024, the Company amended and restated the convertible promissory note, dated as of September 8, 2023, previously issued to Sponsor, to increase the aggregate principal amount to up to $4,500,000 (as amended and restated, the “Note”). The Note was issued in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company.

At the election of the Sponsor, up to $1,500,000 of the unpaid principal balance under the Amended and Restated Extension Promissory Note may be converted into Conversion Warrants at the price of $1.00 per warrant. Such Conversion Warrants will have terms identical to the warrants issued to the Sponsor in the Private Placement.

As of December 31, 2024 and 2023, the Company had a total of $3,856,641 and $1,889,768 drawn on the Extension Promissory Note, respectively. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $13,877 and $0 as of December 31, 2024 and 2023, respectively, of which such amount is included in due from related party in the accompanying consolidated balance sheets.

NOTE 6. COMMITMENT AND CONTINGENCIES

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

On February 12, 2025, the Company, Merger Sub and AERKOMM entered into a second amendment to the Merger Agreement (the “Amendment No. 2”) to amend and restate the definitions of both “Indebtedness” and “Working Capital”.

As of December 31, 2024, the Company recorded a $500,000 account receivable related to a target delay charge. Simultaneously, a full allowance for credit loss of $500,000 was recognized.

The PIPE Investment

Concurrently with the execution of the Merger Agreement, the Company and AERKOMM entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors providing for investments in the Company’s Common Stock in a private placement for an aggregate cash amount of $35,000,000 at $11.50 per share of the Company’s Common Stock (the “PIPE Investment”). AERKOMM will exercise reasonable best efforts to obtain a PIPE Investment Amount of at least $65,000,000 (inclusive of investment amounts under SAFE Agreements (as defined below)) pursuant to PIPE arrangements, and will obtain a minimum PIPE Investment Amount, unless waived by the Company, of at least $45,000,000 minus the investment amount obtained pursuant to SAFE Agreements (the “PIPE Minimum Investment Amount”) and will consummate the transactions contemplated by the Subscription Agreements.

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

On December 4, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of December 4, 2024, SAFE Agreements for an aggregate of $4,997,200· have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 434,539 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company’s Common Stock, or 408,466 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of December 31, 2024.

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

Capital Markets Advisory Agreement

On September 29, 2024, the Company and AERKOMM signed an engagement letter to appoint Benchmark to serve as a non-exclusive PIPE placement agent for a private placement of securities of approximately $30,000,000 or such other amount as will be determined by the parties. Upon successful completion of the private offering, the Company and AERKOMM will pay Benchmark 5% of the gross proceeds of any equity or equity linked securities raised in the private offering plus 2.5% of the gross proceeds of any equity or equity linked securities raised in the private offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000. Both the 35,000,000 in PIPE subscriptions and the  SAFE Agreements will not be assessed with regard to non-Bench mark introductions.

On October 9, 2024, the Company and AERKOMM entered into an amendment with Benchmark that 2.5% of the gross proceeds of any equity or equity linked securities raised in the Offering from purchasers of securities not introduced by Benchmark, up to a cap of $400,000 total in Company Sourced Offering Fees. The Company-sourced Offering Fee shall not be assessed on the issuance of SAFE Agreements by AERKOMM, which represents a separate offering of a separate security. The Company-sourced Offering Fee shall also be assessed on the $35,000,000 in PIPE commitments already signed by the Company and AERKOMM, and subject to the $400,000 if Benchmark acts as a Placement Agent in respect of the transaction.

On November 26, 2024, the Company and AERKOMM entered into a second amendment with Benchmark that Benchmark shall be entitled to engage sub-placement agents in connection with the Offering. The Company and AERKOMM agree that any fees payable to sub-placement agents shall be in addition to the Company Sourced Offering Fee payable to Benchmark.

On December 9, 2024, the Company and AERKOMM entered into Sub Placement Agreement with Yuanta Securities (Hong Kong) Company Limited (“Yuanta”). In connection with its services under the Sub Placement Agreement, Yuanta may solicit potential investors for both the Company and AERKOMM. Benchmark agreed to pay Yuanta a sub-placement fee of an amount equal to three percent (3%) of gross sales proceeds received by the Company and AERKOMM attributed to securities placed by or solicited through Yuanta.

NOTE 7. WARRANTS

As of December 31, 2024 and 2023, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants have been allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 1,610,373 and 2,846,071 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Liabilities
Warrant liability – Public Warrants	$690,000	$—	$690,000	$—
Warrant liability – Private Placement Warrants	429,000	—	—	429,000
Total Liabilities	$1,119,000	$—	$690,000	$429,000

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
Liabilities
Warrant liability – Public Warrants	$230,000	$—	$230,000	$—
Warrant liability – Private Placement Warrants	143,000	—	—	143,000
Total Liabilities	$373,000	$—	$230,000	$143,000

Cash and Investments Held in Trust Account

As of December 31, 2024, assets held in the Trust Account were comprised of approximately $18.9 million in cash held by Trust Account. As of December 31, 2023, the investments in the Trust Account consisted of approximately $31.4 million in U.S. Treasury securities.

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

On December 10, 2024, the Company received a notice from the Panel acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024.

The Company utilized a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the Private Placement Warrant liabilities is determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	December 31, 2024	December 31, 2023
Stock price	$11.55	$11.05
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.78	5.28
Volatility	3.00%	2.80%
Risk-free rate	4.32%	3.77%
Fair value	$0.06	$0.02
Probability of Business Combination	2.3%	1.2%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	286,000
Fair value at December 31, 2024	$429,000

Fair value at December 31, 2022	$143,000
Change in fair value of Private Placement Warrants	—
Fair value at December 31, 2023	$143,000

The Company recognized $746,000 loss and $0 on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying consolidated statements of operations for the year ended December 31, 2024 and 2023, respectively.

Derivative Liability-Conversion Feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the Extension Promissory Note, which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the accompanying consolidated statements of operations.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended December 31, 2024 is zero.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations as net loss. The measure of segment assets is reported on the consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$18,949,539	$31,440,528
Cash	$3,527	$24,278

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Operating and formation expenses	$2,749,348	$1,043,627
Interest earned on the Trust Account	$1,220,440	$4,724,941

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the consolidated statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

On February 12, 2025, the Company, Merger Sub and AERKOMM entered into a second amendment to the Merger Agreement (the “Amendment No. 2”) to amend and restate the definitions of both “Indebtedness” and “Working Capital”.

On February 12, 2025 and March 12, 2025, the Company made two deposits of $48,311 into the Company’s trust account in connection with March and April extension contributions, respectively, to extend the life until April 12, 2025.