Form 10-Q
period 2025-03-31
IX Acquisition Corp.
filed 2025-06-26
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of June 26, 2025, there were 5,612,494 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$3,750	$3,527
Prepaid expenses	26,401	27,052
Accounts receivable, net of allowance of $1,349,167 and $500,000 as of March 31, 2025 and December 31, 2024, repectively	—	—
Due from related party	13,877	13,877
Total current assets	44,028	44,456
Non-current assets:
Cash held in the Trust Account	19,245,085	18,949,539
Total Assets	$19,289,113	$18,993,995

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$358,185	$421,068
Accrued expenses	2,306,166	2,203,224
Promissory note-related party	4,242,575	3,856,641
Total current liabilities	6,906,926	6,480,933
Non-current liabilities:
Derivative warrant liabilities	746,000	1,119,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	6,796,000	7,169,000
Total Liabilities	13,702,926	13,649,933

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $11.95 and $11.77 per share, respectively; 1,610,373 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	19,245,085	18,949,539

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	174	174
Additional paid-in capital	—	—
Accumulated deficit	(13,659,473)	(13,606,052)
Total shareholders’ deficit	(13,658,898)	(13,605,477)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$19,289,113	$18,993,995

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2025	2024
Operating and formation expenses	$281,488	$880,791
Loss from operations	(281,488)	(880,791)

Other income (expense):
Income from cash held in the Trust Account	150,613	345,617
Interest income (expense) on an operating account	―	(68)
Change in fair value of derivative warrant liabilities	373,000	(186,500)
Total other income, net	523,613	159,049

Net income (loss)	$242,125	$(721,742)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	1,610,373	2,846,071
Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.03	$(0.08)
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class A (non-redeemable) and Class B ordinary shares	$0.03	$(0.08)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,606,052)	$(13,605,477)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(295,546)	(295,546)
Net income	—	—	—	—	—	242,125	242,125
Balance — March 31, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,659,473)	$(13,658,898)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(495,617)	—	(495,617)
Net loss	—	—	—	—	—	(721,742)	(721,742)
Balance — March 31, 2024	4,002,121	$401	1,747,879	$174	$1,270,939	$(12,004,000)	$(10,732,486)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$242,125	$(721,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(373,000)	186,500
Income from cash held in the Trust Account	(150,613)	(345,617)
Changes in operating assets and liabilities:
Prepaid expenses	651	28,422
Accounts payable	(62,883)	207,013
Accrued expenses	102,942	337,021
Net cash used in operating activities	(240,778)	(308,403)

Cash Flows from Investing Activities:
Cash deposited in the Trust Account	(144,933)	(150,000)
Net cash used in investing activities	(144,933)	(150,000)

Cash Flows from Financing Activities:
Proceeds from Extension Promissory Note	385,934	441,000
Net cash provided by financing activities	385,934	441,000

Net change in cash	223	(17,403)
Cash - beginning of the period	3,527	24,278
Cash - end of the period	$3,750	$6,875

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$295,546	$495,617

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

MARCH 31, 2025

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

MARCH 31, 2025

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

MARCH 31, 2025

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

In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025 and June 13, 2025, the Company made nine deposits of $48,311 for November, December, January, February, March, April, May, June and July extension contributions, respectively, to extend the life until July 12, 2025.

On February 12, 2025, the Company, Merger Sub and AERKOMM entered into a second amendment to the Merger Agreement (the “Amendment No. 2”) to amend and restate the definitions of both “Indebtedness” and “Working Capital”.

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the closing date term.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXAQF” and “ IXQWF.”

Resignation of Directors and Certain Officers

On September 23, 2024, Karen Bach resigned as the Company’s Chief Executive Officer, Andrew Bartley resigned as the Company’s independent director, chair of audit committee and member of compensation committee and Teresa Barger resigned as the

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Company’s independent director and member of both the audit committee and the compensation committee. The Company’s board appointed Eduardo Marini, an independent director, as the Company’s chair of audit committee and member of compensation committee.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X.

Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 3, 2025 (the “2024 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of March 31, 2025, is derived from the audited financial statements presented in the 2024 Annual Report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Consideration

As of March 31, 2025, the Company had approximately $3,750 in cash held outside of the Trust Account and a working capital deficit of approximately $6.9 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2025, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2025 and 2024, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in the Trust Account

The Company’s portfolio of investments was initially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were in cash.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying condensed consolidated balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying consolidated statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying condensed consolidated financial statements.

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash, due from related party, and accounts payable approximate fair value due to their short-term nature. The three levels of the fair value hierarchy under ASC 820 are as follows:

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — December 31, 2024	18,949,539
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	295,546
Class A ordinary shares subject to possible redemption — March 31, 2025	$19,245,085

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, the Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares.

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income shared pro rata between redeemable and non-redeemable ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 18,650,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months
	Ended March 31,
	2025	2024
Class A Ordinary Shares subject to possible redemption
Numerator: Net income(loss) allocable to Class A ordinary shares (Redeemable)	$52,974	$(238,961)
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	1,610,373	2,846,071
Basic and diluted net income (loss) per share	$0.03	$(0.08)

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net income(loss) allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	189,151	(482,781)
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per share	$0.03	$(0.08)

Recent Accounting Pronouncements

Adopted in fiscal year 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. At December 31, 2024, the Company adopted the standard, retrospectively. The adoption of ASU 2023-07 had no material impact on the Company’s condensed consolidated financial statements (see Note 10 for details).

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the three months ended March 31, 2025 and 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, there were no borrowings under any Working Capital Loans.

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

As of March 31, 2025 and December 31, 2024, the Company had a total of $4,242,575 and $3,856,641 drawn on the Extension Promissory Note, respectively. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $13,877 as of March 31, 2025 and December 31, 2024, of which such amount is included in due from related party in the accompanying condensed consolidated balance sheets.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the closing date term.

As of March 31, 2025 and December 31, 2024, the Company recorded a $1,349,167 and $500,000 account receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $1,349,167 and $500,000 were recognized as of March 31, 2025 and December 31, 2024.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of March 31, 2025.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 7. WARRANTS

As of March 31, 2025 and December 31, 2024, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 1,610,373 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2025
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

Cash Held in Trust Account

As of March 31, 2025, assets held in the Trust Account were comprised of approximately $19.2 million in cash held by Trust Account. As of December 31, 2024, assets held in the Trust Account were comprised of approximately $18.9 million in cash held by Trust Account.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	March 31, 2025	December 31, 2024
Stock price	$11.86	$11.55
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.53	5.78
Volatility	2.30%	3.00%
Risk-free rate	3.92%	4.32%
Fair value	$0.04	$0.06
Probability of Business Combination	1.5%	2.3%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2024	$429,000
Change in fair value of Private Placement Warrants	(143,000)
Fair value at March 31, 2025	$286,000

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	71,500
Fair value at March 31, 2024	$214,500

The Company recognized a gain and a loss of $373,000 and $186,500 on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended March 31, 2025 is zero.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their condensed consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed consolidated statement of operations as net loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Trust Account	$19,245,085	$18,949,539
Cash	$3,750	$3,527

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Operating and formation expenses	$281,488	$880,791
Interest earned on the Trust Account	$150,613	$345,617

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying condensed consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the closing date term.

On May 13, 2025 and June 13, 2025, the Company made two deposits of $48,311 into the Company’s trust account in connection with May and June extension contributions, respectively, to extend the life until July 12, 2025.

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

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the closing date term.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025 and June 13, 2025, we made nine deposits of $48,311 for November, December, January, February, March, April, May, June and July extension contributions, respectively, to extend the life until July 12, 2025.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025 and June 13, 2025, the Company made nine deposits of $48,311 for November, December, January, February, March, April, May, June and July extension contributions, respectively, to extend the life until July 12, 2025.

As of March 31, 2025, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $4,242,575.

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Rights and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXAQU,” “IXAQA” and “IXAQW.”

Results of Operations

Our entire activity since inception up to March 31, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2025, we had net income of approximately $242,000, which consisted of approximately $373,000 from change in fair value of derivative warrant liability and approximately $150,000 in income from cash held in the Trust Account and interest income on an operating account, which were partially offset by approximately $281,000 in operating and formation expenses.

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

As of March 31, 2025, we had approximately $3,700 in cash held outside of the Trust Account and a working capital deficit of approximately $6.9 million.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $240,000. Net income of approximately $242,000 was affected by income from cash held in the Trust Account of approximately $151,000, change in fair value of warrant liabilities of approximately $373,000 and changes in operating assets and liabilities provided approximately $41,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $145,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of $386,000.

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

As of March 31, 2025, we had cash held in the Trust Account of approximately $19 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust

Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for the three months ended March 31, 2025 and 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations included in this Report under “Item 1. Financial Statements”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the condensed consolidated balance sheets included in this Report under “Item 1. Financial Statements” and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations included in this Report under “Item 1. Financial Statements” in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the condensed consolidated financial statements included in this Report under “Item 1. Financial Statements”.

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

Recent Accounting Pronouncements

Adopted in fiscal year 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. At December 31, 2024, the Company adopted the standard, retrospectively. The adoption of ASU 2023-07 had no material impact on the Company’s condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 3, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Dated: June 26, 2025	IX Acquisition Corp.

	By:	/s/ Noah Aptekar
	Name:	Noah Aptekar
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)