Form 10-Q
period 2025-06-30
IX Acquisition Corp.
filed 2025-12-23
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of December 22, 2025, there were 4,703,164 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$581,815	$3,527
Prepaid expenses	25,750	27,052
Accounts receivable, net of allowance of $1,866,583 and $500,000 as of June 30, 2025 and December 31, 2024, respectively	—	—
Due from related party	13,877	13,877
Total current assets	621,442	44,456
Non-current assets:
Cash held in the Trust Account	19,544,573	18,949,539
Total Assets	$20,166,015	$18,993,995

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$353,665	$421,068
Accrued expenses	2,440,141	2,203,224
Working capital financing	325,000	—
Promissory note-related party	4,435,175	3,856,641
Total current liabilities	7,553,981	6,480,933
Non-current liabilities:
Derivative warrant liabilities (1)	1,492,000	1,119,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	7,542,000	7,169,000
Total Liabilities	15,095,981	13,649,933

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption (1), $0.0001 par value, at approximately $12.14 and $11.77 per share, respectively; 1,610,373 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	19,544,573	18,949,539

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (1); 4,002,121 non-redeemable shares issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	174	174
Additional paid-in capital	—	—
Accumulated deficit	(14,475,114)	(13,606,052)
Total shareholders’ deficit	(14,474,539)	(13,605,477)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$20,166,015	$18,993,995

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)	Refer to Nasdaq listing section on Note 1.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating and formation expenses	$74,707	$729,679	$356,195	$1,610,470
Loss from operations	(74,707)	(729,679)	(356,195)	(1,610,470)

Other income (expense):
Income from cash held in the Trust Account	154,554	344,295	305,167	689,912
Interest expense on operating account	—	—	―	(68)
Benefit from credit loss	150,000	—	150,000	—
Change in fair value of derivative warrant liabilities	(746,000)	(932,500)	(373,000)	(1,119,000)
Total other (expense) income, net	(441,446)	(588,205)	82,167	(429,156)

Net loss	$(516,153)	$(1,317,884)	$(274,028)	$(2,039,626)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,610,373	2,846,071	1,610,373	2,846,071
Basic and diluted net loss per share, Class A ordinary shares	$(0.07)	$(0.15)	$(0.04)	$(0.24)
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class A (non-redeemable) and Class B ordinary shares	$(0.07)	$(0.15)	$(0.04)	$(0.24)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,606,052)	$(13,605,477)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(295,546)	(295,546)
Net income	—	—	—	—	—	242,125	242,125
Balance — March 31, 2025	4,002,121	401	1,747,879	174	—	(13,659,473)	(13,658,898)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(299,488)	(299,488)
Net loss	—	—	—	—	—	(516,153)	(516,153)
Balance — June 30, 2025	4,002,121	$401	1,747,879	$174	$—	$(14,475,114)	$(14,474,539)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(495,617)	—	(495,617)
Net loss	—	—	—	—	—	(721,742)	(721,742)
Balance — March 31, 2024	4,002,121	401	1,747,879	174	1,270,939	(12,004,000)	(10,732,486)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(494,295)	—	(494,295)
Net loss	—	—	—	—	—	(1,317,884)	(1,317,884)
Balance — June 30, 2024	4,002,121	$401	1,747,879	$174	$776,644	$(13,321,884)	$(12,544,665)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(274,028)	$(2,039,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	373,000	1,119,000
Income from cash held in the Trust Account	(305,167)	(689,912)
Benefit from credit loss	(150,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	1,302	(15,855)
Accounts receivable	150,000	—
Accounts payable	(67,403)	116,280
Accrued expenses	236,917	579,990
Working capital financing	325,000	—
Net cash provided by (used in) operating activities	289,621	(930,123)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(289,867)	(300,000)
Net cash used in investing activities	(289,867)	(300,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note-related party	578,534	1,213,500
Net cash provided by financing activities	578,534	1,213,500

Net change in cash	578,288	(16,623)
Cash - beginning of the period	3,527	24,278
Cash - end of the period	$581,815	$7,655

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$595,034	$989,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

On October 12, 2023, the Company announced that the Board of Directors has elected to extend the Combination Period for an additional month, from October 12, 2023 to November 12, 2023. In connection with the seventh extension of the Extended Date, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On October 13, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this seventh extension.

On November 13, 2023, the Company announced that the Board of Directors has elected to extend the Combination Period for an additional month, from November 12, 2023 to December 12, 2023. In connection with the eighth extension of the Extended Date, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under the Extension Promissory Note. On November 13, 2023, the Sponsor deposited the $160,000 Contribution into the Trust Account in connection with this eighth extension.

On December 11, 2023, the Company held an extraordinary general meeting. At the meeting, the Second Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On January 19, 2024, the Company announced that the Board had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s trust account in connection with the tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth, seventeenth Extensions on January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 20, 2024, July 23, 2024, August 16, 2024, September 20, 2024, respectively, to extend the life until October 12, 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On June 9, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 3”). On July 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4”). On September 5, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4.2”). On October 23, 2025, the Company and AERKOMM entered into another SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of date that this Current Report on Form 10-Q has been filed, SAFE Agreements for an aggregate of $8,997,200 have been entered into. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section. On June 12, 2025, AERKOMM wired $520,000 of the proceeds from SAFE Note Agreement No. 3 to fund the Company’s working capital needs from May 12, 2025 to September 12, 2025 and $150,000 of the proceeds from SAFE Note Agreement No. 3 to the Company as partial repayment of the $452,500 in payables prorated to May 12, 2005 (including $12,500 in late fees) to reimburse the working capital and general corporate expenses of the Company.

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

In connection with the shareholders’ vote at the meeting, 1,235,698 shares were tendered for redemption for cash at an approximate price of $11.58 per share, for an aggregate of approximately $14.3 million. On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025, June 13, 2025, August 8, 2025, August 13, 2025 and September 15, 2025, the Company made twelve deposits of $48,311 for November, December, January, February, March, April, May, June, July, August, September and October extension contributions, respectively, to extend the life until October 12, 2025.

On February 12, 2025, the Company, Merger Sub and AERKOMM entered into a second amendment to the Merger Agreement (the “Amendment No. 2”) to amend and restate the definitions of both “Indebtedness” and “Working Capital”.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the closing date term.

On October 10, 2025, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Fourth Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2025 on a monthly basis up to twelve (12) times until October 12, 2026 was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $40,000 and (b) $0.04 for each then outstanding share after giving effect to any redemptions.

In connection with the extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.34 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025 and December 19, 2025, the Company made three deposits of $28,042 each into the Company’s trust account in connection with November, December and January 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025 and January 12, 2026, respectively.

On November 26, 2025, the Company was notified by Continental that the per-share redemption price for the October 10, 2025 redemption of public shares was underpaid by approximately $0.011 per share, resulting in an aggregate payable of $9,998 to the investors. On December 10, 2025, the Company made the payment to the investors in the aggregate amount of $9,998.

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

June 30, 2025

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

Resignation of Directors and Certain Officers

On September 23, 2024, Karen Bach resigned as the Company’s Chief Executive Officer, Andrew Bartley resigned as the Company’s independent director, chair of audit committee and member of compensation committee and Teresa Barger resigned as the Company’s independent director and member of both the audit committee and the compensation committee. On October 9, 2024, upon the submission of Karen Bach’s resignation as the Chief Executive Officer, the Board appointed Noah Aptekar, the Company’s Chief Financial Officer, Chief Operations Officer and director, as the Company’s Chief Executive Officer, effective upon the effectiveness of resignation of Karen Bach. The Company’s board appointed Eduardo Marini, an independent director, as the Company’s chair of audit committee and member of compensation committee.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X.

Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 3, 2025 (the “2024 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of June 30, 2025, is derived from the audited financial statements presented in the 2024 Annual Report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Consideration

As of June 30, 2025, the Company had approximately $582,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.9 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2026, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2025 and 2024, the Company has not experienced losses on these accounts.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account were in cash.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — December 31, 2024	18,949,539
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	295,546
Class A ordinary shares subject to possible redemption — March 31, 2025	$19,245,085
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	299,488
Class A ordinary shares subject to possible redemption — June 30, 2025	$19,544,573

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, the Class A ordinary shares and Class B ordinary shares. Loss is shared pro rata between the two classes of shares.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates loss shared pro rata between redeemable and non-redeemable ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 18,650,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Class A Ordinary Shares subject to possible redemption
Numerator: Net loss allocable to Class A ordinary shares (Redeemable)	$(112,929)	$(436,338)	$(59,954)	$(675,299)
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	1,610,373	2,846,071	1,610,373	2,846,071
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.04)	$(0.24)

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net loss allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(403,224)	(881,545)	(214,074)	(1,364,327)
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.04)	$(0.24)

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the three and six months ended June 30, 2025 and 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, there were no borrowings under any Working Capital Loans.

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

As of June 30, 2025 and December 31, 2024, the Company had a total of $4,435,175 and $3,856,641 drawn on the Extension Promissory Note, respectively. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $13,877 as of June 30, 2025 and December 31, 2024, of which such amount is included in due from related party in the accompanying condensed consolidated balance sheets.

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

June 30, 2025

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

On June 12, 2025, AERKOMM wired $670,000 of the proceeds from SAFE Note Agreement No. 3 to the Company as partial repayment of the account receivable. The Company recorded a working capital financing of $520,000 in the accompanying unaudited condensed consolidated balance sheets and recognized a benefit from credit loss of $150,000 in the accompanying condensed consolidated statement of operations. As of June 30, 2025 and December 31, 2024, the Company recorded a $1,866,583 and $500,000 account receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $1,866,583 and $500,000 were recognized as of June 30, 2025 and December 31, 2024.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of June 30, 2025.

On June 9, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 3”). On July 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4”). On September 5, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4.2”). On October 23, 2025, the Company and AERKOMM entered into another SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of date that this Current Report on Form 10-Q has been filed, SAFE Agreements for an aggregate of $8,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of the Company’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

AERKOMM Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “AERKOMM Support Agreement”) with AERKOMM and certain shareholders of AERKOMM (the “AERKOMM Supporting Shareholders”) pursuant to which the AERKOMM Supporting Shareholders agreed to, among other things, (i) vote to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger (“AERKOMM Transaction Proposals”); (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by AERKOMM (other than the Merger Agreement and the transactions relating to the Merger); (iii) vote against any change in the business (to the extent in violation of the Merger Agreement), management or Board of Directors of AERKOMM (other than in connection with AERKOMM Transaction Proposals and the transactions contemplated thereby); and (iv) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of AERKOMM or AERKOMM Securityholders under the Merger Agreement or the AERKOMM Support Agreement.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Commercial Funding and Repayment Agreement

On July 15, 2025, the Company entered into a Commercial Funding and Repayment Agreement by and among the Sponsor and AERKOMM. (the “CFR Agreement”).

Pursuant to the CFR Agreement, AERKOMM committed to the following: exercising best efforts to file its Form 10-K with the SEC no later than July 21, 2025; closing the SAFE Note Agreement No. 4, in a principal amount not less than $1,500,000, no later than July 31, 2025; filing its first quarter Form 10-Q no later than July 21, 2025; and filing its second quarter Form 10-Q no later than August 15, 2025.

On June 12, 2025, AERKOMM wired $520,000 of the proceeds from SAFE Note Agreement No. 3 to fund the Company’s working capital needs from May 12, 2025 through September 12, 2025 (the “Working Capital Financing”) and $150,000 of the proceeds from SAFE Note Agreement No. 3 to the Company as partial repayment of the $452,500 in payables prorated to May 12, 2025 (including $12,500 in late fees) to reimburse the working capital and general corporate expenses of the Company (the “Working Capital Accrued Invoices”).

Pursuant to the Commercial Funding and Repayment Agreement, AERKOMM agreed to fund the Company $130,000 for working capital needs from May 12, 2025 through September 12, 2025 for a total of $520,000. On June 12, 2025, the Company received $520,000, which was recorded as working capital financing in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2025, the Company recorded $325,000 as working capital financing. The Company amortized $195,000, representing one and a half months of the working capital financing. As of June 30, 2025, the amortized amount was recorded as a reduction to operating and formation expenses, leaving a remaining balance of $325,000 in working capital financing.

Within two (2) business days following the closing of SAFE Note Agreement No. 3, AERKOMM wired $150,000 to the Company as a partial repayment of Working Capital Accrued Invoices, which the Company shall use to repay an equal amount of its outstanding Extension Promissory Notes. Within two (2) business days following receipt of the Working Capital Financing, the Company agreed to pay the $130,000 Bridge Financing to the Sponsor. On August 18, 2025, the Company repaid $280,000 of its outstanding Extension Promissory Notes to the Sponsor.

Within two (2) business days of the closing of the SAFE Note Agreement No. 4, AERKOMM wired $200,000 to the Company as an additional repayment of the Working Capital Accrued Invoices. The Company used the $200,000 to repay an equal amount of its outstanding extension promissory notes. The Company received the funds on September 10, 2025 and repaid the Sponsor on the same date.

NOTE 7. WARRANTS

As of June 30, 2025 and December 31, 2024, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

June 30, 2025

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

June 30, 2025

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 1,610,373 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2025
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

Cash Held in Trust Account

As of June 30, 2025, assets held in the Trust Account were comprised of approximately $19.5 million in cash held by Trust Account. As of December 31, 2024, assets held in the Trust Account were comprised of approximately $18.9 million in cash held by Trust Account.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	June 30, 2025	December 31, 2024
Stock price	$11.94	$11.55
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.28	5.78
Volatility	3.00%	3.00%
Risk-free rate	3.75%	4.32%
Fair value	$0.08	$0.06
Probability of Business Combination	3.2%	2.3%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2024	$429,000
Change in fair value of Private Placement Warrants	(143,000)
Fair value at March 31, 2025	$286,000
Change in fair value of Private Placement Warrants	286,000
Fair value at June 30, 2025	$572,000

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	71,500
Fair value at March 31, 2024	$214,500
Change in fair value of Private Placement Warrants	357,500
Fair value at June 30, 2024	$572,000

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The Company recognized $746,000 loss and $932,500 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the three months period ended June 30, 2025 and 2024, respectively. The Company recognized $373,000 loss and $1,119,000 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the six months period ended June 30, 2025 and 2024, respectively.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended June 30, 2025 is zero.

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

	June 30,	December 31,
	2025	2024
Trust Account	$19,544,573	$18,949,539
Cash	$581,815	$3,527

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2025
Operating and formation expenses	$74,707	$356,195
Interest earned on the Trust Account	$154,554	$305,167

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2024	2024
Operating and formation expenses	$729,679	$1,610,470
Interest earned on the Trust Account	$344,295	$689,912

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On July 15, 2025, the Company entered into a Commercial Funding and Repayment Agreement by and among the Sponsor and AERKOMM. (the “CFR Agreement”).

Pursuant to the CFR Agreement, AERKOMM committed to the following: exercising best efforts to file its Form 10-K with the SEC no later than July 21, 2025; closing the SAFE Note Agreement No. 4, in a principal amount not less than $1,500,000, no later than July 31, 2025; filing its first quarter Form 10-Q no later than July 21, 2025; and filing its second quarter Form 10-Q no later than August 15, 2025.

On July 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4”).

On August 8, 2025 and August 13, 2025, the Company made two deposits of $48,311 into the Company’s trust account in connection with August and September extension contributions, respectively, to extend the life until September 12, 2025.

On September 5, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4.2”).

On September 15, 2025, the Company made a deposit of $48,311 into the Company’s trust account in connection with October extension contribution to extend the life until October 12, 2025.

On October 6, 2025, the Company entered into a Returned Capital Agreement with the Sponsor and an Investor related to the Subscription Agreement dated October 1,2021. The agreement provides for the return of certain capital originally invested under that Subscription Agreement.

On October 10, 2025, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Fourth Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2025 on a monthly basis up to twelve (12) times until October 12, 2026 was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $40,000 and (b) $0.04 for each then outstanding share after giving effect to any redemptions. In connection with the extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.34 per share, for an aggregate of approximately $11.2 million.

On October 23, 2025, the Company and AERKOMM entered into another SAFE Agreement (the “SAFE Note Agreement No. 5”).

On November 4, 2025, November 18, 2025 and December 19, 2025, the Company made three deposits of $28,042 each into the Company’s trust account in connection with November, December and January 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025 and January 12, 2026, respectively.

On November 26, 2025, the Company was notified by Continental that the per-share redemption price for the October 10, 2025 redemption of public shares was underpaid by approximately $0.011 per share, resulting in an aggregate payable of $9,998 to the investors. On December 10, 2025, the Company made the payment to the investors in the aggregate amount of $9,998.

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

On June 9, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 3”). On July 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4”). On September 5, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4.2”). On October 23, 2024, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of date that this Current Report on Form 10-Q has been filed, SAFE Agreements for an aggregate of $8,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of the Company’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

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

Commercial Funding and Repayment Agreement

On July 15, 2025, the Company entered into a Commercial Funding and Repayment Agreement by and among the Sponsor and AERKOMM. (the “CFR Agreement”).

Pursuant to the CFR Agreement, AERKOMM committed to the following: exercising best efforts to file its Form 10-K with the SEC no later than July 21, 2025; closing the SAFE Note Agreement No. 4, in a principal amount not less than $1,500,000, no later than July 31, 2025; filing its first quarter Form 10-Q no later than July 21, 2025; and filing its second quarter Form 10-Q no later than August 15, 2025.

On June 12, 2025, AERKOMM wired $520,000 of the proceeds from SAFE Note Agreement No. 3 to fund the Company’s working capital needs from May 12, 2025 through September 12, 2025 (the “Working Capital Financing”) and $150,000 of the proceeds from SAFE Note Agreement No. 3 to the Company as partial repayment of the $452,500 in payables prorated to May 12, 2025 (including $12,500 in late fees) to reimburse the working capital and general corporate expenses of the Company (the “Working Capital Accrued Invoices”).

Pursuant to the Commercial Funding and Repayment Agreement, AERKOMM agreed to fund the Company $130,000 for working capital needs from May 12, 2025 through September 12, 2025 for a total of $520,000. On June 12, 2025, the Company received $520,000, which was recorded as working capital financing in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2025, the Company recorded $325,000 as working capital financing. The Company amortized $195,000, representing one and a half months of the working capital financing. As of June 30, 2025, the amortized amount was recorded as a reduction to operating and formation expenses, leaving a remaining balance of $325,000 in working capital financing.

Within two (2) business days following the closing of SAFE Note Agreement No. 3, AERKOMM wired $150,000 to the Company as a partial repayment of Working Capital Accrued Invoices, which the Company shall use to repay an equal amount of its outstanding Extension Promissory Notes. Within two (2) business days following receipt of the Working Capital Financing, the Company agreed to pay the $130,000 Bridge Financing to the Sponsor. On August 18, 2025, the Company repaid $280,000 of its outstanding Extension Promissory Notes to the Sponsor.

Within two (2) business days of the closing of the SAFE Note Agreement No. 4, AERKOMM wired $200,000 to the Company as an additional repayment of the Working Capital Accrued Invoices. The Company used the $200,000 to repay an equal amount of its outstanding extension promissory notes. The Company received the funds on September 10, 2025 and repaid the Sponsor on the same date.

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

On May 9, 2023, the Company announced that the board has elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from May 12, 2023 for an additional month to June 12, 2023. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company the right to extend the Deadline Date twelve times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to April 12, 2024. In connection with the second Extension, the board delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the second month of the extension. On or before May 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the second extension.

On June 9, 2023, the Company announced that its board of directors has elected to extend the date by which the Company has to consummate a business combination from June 12, 2023 for an additional month to July 12, 2023. In connection with the third extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the third extension. On or before June 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the third extension.

On July 11, 2023, the Company announced that its board of directors has elected to extend the date by which the Company has to consummate a business combination from July 12, 2023 for an additional month to August 12, 2023. In connection with the fourth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the fourth extension. On or before July 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the fourth extension.

On August 9, 2023, the Company announced that its board of directors has elected to extend the date by which the Company has to consummate a business combination from August 12, 2023 for an additional month to September 12, 2023. In connection with the fifth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the fifth extension. On or before August 12, 2023, the sponsor deposited $160,000 into the Company’s Trust Account in connection with the fifth extension.

On September 7, 2023, the Company announced that its board of directors has elected to extend the date by which the Company has to consummate a business combination from September 12, 2023 for an additional month to October 12, 2023.. In connection with the sixth extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the sixth extension. On or before September 12, 2023, the sponsor will deposit $160,000 into the Company’s Trust Account in connection with the sixth extension.

On October 12, 2023, we announced that the board of directors has elected to extend the Combination Period for an additional month, from October 12, 2023 to November 12, 2023. In connection with the seventh extension of the extended date, the board of directors delivered the sponsor a written request to draw down $160,000 under the extension promissory note. On October 13, 2023, the sponsor deposited $160,000 into the Trust Account in connection with this seventh extension.

On November 13, 2023, we announced that the board of directors has elected to extend the Combination Period for an additional month, from November 12, 2023 to December 12, 2023. In connection with the eighth extension of the extended date, the board of directors delivered the sponsor a written request to draw down $160,000 under the extension promissory note. On November 13, 2023, the sponsor deposited $160,000 into the Trust Account in connection with this eighth extension.

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

On January 19, 2024, we announced that its board of directors had elected to extend the Deadline Date from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. The board of directors furthermore confirmed their intention and policy to continue to extend the Deadline Date on a monthly basis, but will not announce every month. In the event that the board of directors elects not to extend, they will announce this change in policy.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025, June 13, 2025, August 8, 2025, August 13, 2025 and September 15, 2025, the Company made twelve deposits of $48,311 for November, December, January, February, March, April, May, June, July, August, September and October extension contributions, respectively, to extend the life until October 12, 2025.

On October 10, 2025, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Fourth Extension Amendment Proposal to give the Board the right to extend the date by which the Company must consummate a Business Combination from October 12, 2025 on a monthly basis up to twelve (12) times until October 12, 2026 was approved by depositing into the Company’s trust account for each one-month extension the lesser of (a) $40,000 and (b) $0.04 for each then outstanding share after giving effect to any redemptions.

In connection with the extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.34 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025 and December 19, 2025, the Company made three deposits of $28,042 each into the Company’s trust account in connection with November, December and January 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025 and January 12, 2026, respectively.

On November 26, 2025, the Company was notified by Continental that the per-share redemption price for the October 10, 2025 redemption of public shares was underpaid by approximately $0.011 per share, resulting in an aggregate payable of $9,998 to the investors. On December 10, 2025, the Company made the payment to the investors in the aggregate amount of $9,998.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025, June 13, 2025, August 8, 2025, August 13, 2025 and September 15, 2025, the Company made twelve deposits of $48,311 for November, December, January, February, March, April, May, June, July, August, September and October extension contributions, respectively, to extend the life until October 12, 2025. On November 4, 2025, November 18, 2025 and December 19, 2026, the Company made three deposits of $28,042 each into the Company’s trust account in connection with November, December and January 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025 and January 12, 2026, respectively.

As of June 30, 2025, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $4,435,175.

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

Results of Operations

Our entire activity since inception up to June 30, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2025, we had net loss of approximately $516,000, which consisted of approximately $75,000 in operating and formation income and $746,000 from change in fair value of derivative warrant liability, which were partially offset by approximately $154,000 in income from cash held in the Trust Account and $150,000 of benefit from credit loss.

For the six months ended June 30, 2025, we had net loss of approximately $274,000, which consisted of approximately $356,000 in operating and formation expenses and approximately $373,000 from change in fair value of derivative warrant liability, which were partially offset by $305,000 in income from cash held in the Trust Account and $150,000 benefit from credit loss.

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

As of June 30, 2025, we had approximately $582,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.9 million.

For the six months ended June 30, 2025, net cash provided by operating activities was approximately $290,000. Net loss of approximately $274,000 was affected by income from cash held in the Trust Account of approximately $305,000, change in fair value of warrant liabilities of approximately $373,000, benefit from credit loss of $150,000 and changes in operating assets and liabilities provided approximately $646,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $290,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of $578,000.

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

As of June 30, 2025, we had cash held in the Trust Account of approximately $19.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until October 12, 2026, if all extensions of the extended date are exercised, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our Company.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for the three months ended June 30, 2025 and 2024.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that the Company has been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If the Company was deemed to be an investment company for purposes of the Investment Company Act, the Company might be forced to abandon its efforts to complete the Business Combination and instead be required to liquidate. If the Company is required to liquidate, the Company would not be able to complete the Business Combination and investors would not be able to realize the benefits of owning shares in AKOM Inc., including the potential appreciation in the value of the shares and warrants following such a transaction, and the Company’s warrants would expire worthless.

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

Dated: December 23, 2025	IX Acquisition Corp.

	By:	/s/ Noah Aptekar
	Name:	Noah Aptekar
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)