Form 10-Q
period 2025-09-30
IX Acquisition Corp.
filed 2025-12-23
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$85,883	$3,527
Prepaid expenses	39,583	27,052
Accounts receivable, net of allowance of $2,471,333 and $500,000 as of September 30, 2025 and December 31, 2024, respectively	—	—
Due from related party	14,750	13,877
Total current assets	140,216	44,456
Non-current assets:
Cash held in the Trust Account	19,846,616	18,949,539
Total Assets	$19,986,832	$18,993,995

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$300,320	$421,068
Accrued expenses	2,534,461	2,203,224
Working capital financing	50,000	—
Promissory note-related party	3,955,175	3,856,641
Total current liabilities	6,839,956	6,480,933
Non-current liabilities:
Derivative warrant liabilities (1)	2,797,500	1,119,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	8,847,500	7,169,000
Total Liabilities	15,687,456	13,649,933

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption (1), $0.0001 par value, at approximately $12.32 and $11.77 per share, respectively; 1,610,373 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19,846,616	18,949,539

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (1); 4,002,121 non-redeemable shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	174	174
Additional paid-in capital	—	—
Accumulated deficit	(15,547,815)	(13,606,052)
Total shareholders’ deficit	(15,547,240)	(13,605,477)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$19,986,832	$18,993,995

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)	Refer to Nasdaq listing section on Note 1.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating and formation (income) expenses	$(177,733)	$630,844	$178,462	$2,241,314
Income (Loss) from operations	177,733	(630,844)	(178,462)	(2,241,314)

Other income (expense):
Income from cash held in the Trust Account	157,109	349,967	462,276	1,039,879
Interest expense on operating account	—	—	―	(68)
Benefit from credit loss	200,000	―	350,000	―
Change in fair value of derivative warrant liabilities	(1,305,500)	—	(1,678,500)	(1,119,000)
Total other income (expense), net	(948,391)	349,967	(866,224)	(79,189)

Net loss	$(770,658)	$(280,877)	$(1,044,686)	$(2,320,503)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,610,373	2,846,071	1,610,373	2,846,071
Basic and diluted net loss per share, Class A ordinary shares	$(0.10)	$(0.03)	$(0.14)	$(0.27)
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class A (non-redeemable) and Class B ordinary shares	$(0.10)	$(0.03)	$(0.14)	$(0.27)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,606,052)	$(13,605,477)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(295,546)	(295,546)
Net income	—	—	—	—	—	242,125	242,125
Balance — March 31, 2025	4,002,121	401	1,747,879	174	—	(13,659,473)	(13,658,898)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(299,488)	(299,488)
Net loss	—	—	—	—	—	(516,153)	(516,153)
Balance — June 30, 2025	4,002,121	401	1,747,879	174	—	(14,475,114)	(14,474,539)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(302,043)	(302,043)
Net loss	—	—	—	—	—	(770,658)	(770,658)
Balance — September 30, 2025	4,002,121	$401	1,747,879	$174	$—	$(15,547,815)	$(15,547,240)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(495,617)	—	(495,617)
Net loss	—	—	—	—	—	(721,742)	(721,742)
Balance — March 31, 2024	4,002,121	401	1,747,879	174	1,270,939	(12,004,000)	(10,732,486)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(494,295)	—	(494,295)
Net loss	—	—	—	—	—	(1,317,884)	(1,317,884)
Balance — June 30, 2024	4,002,121	401	1,747,879	174	776,644	(13,321,884)	(12,544,665)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(499,966)	—	(499,966)
Net loss	—	—	—	—	—	(280,877)	(280,877)
Balance — September 30, 2024	4,002,121	$401	1,747,879	$174	$276,678	$(13,602,761)	$(13,325,508)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(1,044,686)	$(2,320,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	1,678,500	1,119,000
Income from cash held in the Trust Account	(462,276)	(1,039,879)
Benefit from credit loss	(350,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(13,404)	6,795
Accounts receivable	350,000	—
Accounts payable	(120,748)	232,577
Working capital financing	50,000	―
Accrued expenses	331,237	778,239
Net cash provided by (used in) operating activities	418,623	(1,223,771)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(434,801)	(450,000)
Net cash used in investing activities	(434,801)	(450,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note-related party	578,534	1,658,500
Repayment of promissory note-related party	(480,000)	―
Net cash provided by financing activities	98,534	1,658,500

Net change in cash	82,356	(15,271)
Cash - beginning of the period	3,527	24,278
Cash - end of the period	$85,883	$9,007

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$897,077	$1,489,878

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below).

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 3, 2025 (the “2024 Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of September 30, 2025, is derived from the audited financial statements presented in the 2024 Annual Report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Consideration

As of September 30, 2025, the Company had approximately $85,883 in cash held outside of the Trust Account and a working capital deficit of approximately $6.7 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2026, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2025 and 2024, the Company has not experienced losses on these accounts.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were in cash.

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

September 30, 2025

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption — December 31, 2024	18,949,539
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	295,546
Class A ordinary shares subject to possible redemption — March 31, 2025	$19,245,085
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	299,488
Class A ordinary shares subject to possible redemption — June 30, 2025	19,544,573
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	302,043
Class A ordinary shares subject to possible redemption — September 30, 2025	$19,846,616

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed consolidated financial statements.

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

September 30, 2025

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

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Class A Ordinary Shares subject to possible redemption
Numerator: Net loss allocable to Class A ordinary shares (Redeemable)	$(168,612)	$(92,995)	$(228,566)	$(768,294)
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	1,610,373	2,846,071	1,610,373	2,846,071
Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.14)	$(0.27)

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net loss allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(602,046)	(187,881)	(816,120)	(1,552,208)
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.14)	$(0.27)

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

September 30, 2025

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the three and nine months ended September 30, 2025 and 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, there were no borrowings under any Working Capital Loans.

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

On August 18, 2025 and September 10, 2025, the Company repaid an aggregate of $480,000 under the Extension Promissory Note. As of September 30, 2025, the Company had a total of $3,955,175 drawn on the Extension Promissory Note. As of December 31, 2024, the Company had a total of $3,856,641 drawn on the Extension Promissory Note. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $14,750 and $13,877 as of September 30, 2025 and December 31, 2024, respectively, of which such amount is included in due from related party in the accompanying condensed consolidated balance sheets.

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

September 30, 2025

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

On June 12, 2025 and September 10, 2025, AERKOMM wired $670,000 and $300,000 of the proceeds from SAFE Note Agreement No. 3 to the Company as partial repayment of the account receivable, respectively. The Company recognized a benefit from credit loss of $350,000 in the accompanying condensed consolidated statement of operations. As of September 30, 2025 and December 31, 2024, the Company recorded a $2,471,333 and $500,000 account receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $2,471,333 and $500,000 were recognized as of September 30, 2025 and December 31, 2024.

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

September 30, 2025

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

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of September 30, 2025.

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

September 30, 2025

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

September 30, 2025

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

On September 10, 2025, AERKOMM wired $100,000 of the proceeds from SAFE Note Agreement No. 4 to fund the Company’s working capital needs. On September 10, 2025, the Company received $100,000, which was recorded as working capital financing in the accompanying unaudited condensed consolidated balance sheets.

Within two (2) business days of the closing of the SAFE Note Agreement No. 4, AERKOMM wired $200,000 to the Company as an additional repayment of the Working Capital Accrued Invoices. The Company used the $200,000 to repay an equal amount of its outstanding extension promissory notes. The Company received the funds on September 10, 2025 and repaid the Sponsor on the same date.

On June 12, 2025 and September 10, 2025, the Company received $520,000 and $100,000, respectively, from AERKOMM for working capital needs. The Company amortized $570,000, representing four and a half months of the working capital financing. As of September 30, 2025, the Company recorded $50,000 as working capital financing in the accompanying unaudited condensed consolidated balance sheets. The amortized amount was recorded as a reduction to operating and formation expenses.

NOTE 7. WARRANTS

As of September 30, 2025 and December 31, 2024, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

September 30, 2025

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

September 30, 2025

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 1,610,373 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2025
Liabilities
Warrant liability – Public Warrants	$1,725,000	$—	$1,725,000	$—
Warrant liability – Private Placement Warrants	1,072,500	—	—	1,072,500
Total Liabilities	$2,797,500	$—	$1,725,000	$1,072,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Liabilities
Warrant liability – Public Warrants	$690,000	$—	$690,000	$—
Warrant liability – Private Placement Warrants	429,000	—	—	429,000
Total Liabilities	$1,119,000	$—	$690,000	$429,000

Cash Held in Trust Account

As of September 30, 2025, assets held in the Trust Account were comprised of approximately $19.8 million in cash held by Trust Account. As of December 31, 2024, assets held in the Trust Account were comprised of approximately $18.9 million in cash held by Trust Account.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	September 30, 2025	December 31, 2024
Stock price	$12.20	$11.55
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.03	5.78
Volatility	2.20%	3.00%
Risk-free rate	3.77%	4.32%
Fair value	$0.15	$0.06
Probability of Business Combination	4.90%	2.3%

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2024	$429,000
Change in fair value of Private Placement Warrants	(143,000)
Fair value at March 31, 2025	$286,000
Change in fair value of Private Placement Warrants	286,000
Fair value at June 30, 2025	$572,000
Change in fair value of Private Placement Warrants	500,500
Fair value at September 30, 2025	$1,072,500

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	71,500
Fair value at March 31, 2024	$214,500
Change in fair value of Private Placement Warrants	357,500
Fair value at June 30, 2024	$572,000
Change in fair value of Private Placement Warrants	—
Fair value at September 30, 2024	$572,000

The Company recognized $1,305,500 loss and $0 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the three months period ended September 30, 2025 and 2024, respectively. The Company recognized $1,678,500 loss and $1,119,000 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the nine months period ended September 30, 2025 and 2024, respectively.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the period ended September 30, 2025 is zero.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

	September 30,	December 31,
	2025	2024
Trust Account	$19,846,616	$18,949,539
Cash	$85,883	$3,527

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2025
Operating and formation (income) expenses	$(177,733)	$178,463
Interest earned on the Trust Account	$157,109	$462,276

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2024	2024
Operating and formation expenses	$630,844	$2,241,314
Interest earned on the Trust Account	$349,967	$1,039,879

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

September 30, 2025

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

On September 10, 2025, AERKOMM wired $100,000 of the proceeds from SAFE Note Agreement No. 4 to fund the Company’s working capital needs On September 10, 2025, the Company received $100,000, which was recorded as working capital financing in the accompanying unaudited condensed consolidated balance sheets.

Within two (2) business days of the closing of the SAFE Note Agreement No. 4, AERKOMM wired $200,000 to the Company as an additional repayment of the Working Capital Accrued Invoices. The Company used the $200,000 to repay an equal amount of its outstanding extension promissory notes. The Company received the funds on September 10, 2025 and repaid the Sponsor on the same date.

On June 12, 2025 and September 10, 2025, the Company received $520,000 and $100,000, respectively, from AERKOMM for working capital needs. The Company amortized $570,000, representing four and a half months of the working capital financing. As of September 30, 2025, the Company recorded $50,000 as working capital financing in the accompanying unaudited condensed consolidated balance sheets. The amortized amount was recorded as a reduction to operating and formation expenses.

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

As of September 30, 2025, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $3,955,175.

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

Results of Operations

Our entire activity since inception up to September 30, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended September 30, 2025, we had net loss of approximately $771,000, which consisted of approximately $1.3 million from change in fair value of derivative warrant liability, which were partially offset by approximately $177,700 in operating and formation income, $200,000 of benefit from credit loss and $157,000 in income from cash held in the Trust Account.

For the nine months ended September 30, 2025, we had net loss of approximately $1 million, which consisted of approximately $1.7 million from change in fair value of derivative warrant liability and approximately $178,000 in operating and formation expenses, which were partially offset by $462,000 in income from cash held in the Trust Account and $350,000 of benefit from credit loss.

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

As of September 30, 2025, we had approximately $86,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.7 million.

For the nine months ended September 30, 2025, net cash provided by operating activities was approximately $419,000. Net loss of approximately $1 million was affected by income from cash held in the Trust Account of approximately $462,000, change in fair value of warrant liabilities of approximately $1.7 million, benefit from credit loss of $350,000 and changes in operating assets and liabilities provided approximately $597,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $435,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of approximately $578,000 and repayment of Extension Promissory Note of $480,000.

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $1.2 million. Net loss of approximately $2.3 million was affected by income from cash held in the Trust Account of approximately $1 million, change in fair value of warrant liabilities of approximately $1.1 million and changes in operating assets and liabilities provided approximately $1 million of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of $450,000. Cash provided by financing activities resulted from the proceeds from the Extension Promissory Note of approximately $1.7 million.

As of September 30, 2025, we had cash held in the Trust Account of approximately $19.8 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for the three months ended September 30, 2025 and 2024.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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