Form 10-K
period 2025-12-31
IX Acquisition Corp.
filed 2026-04-09
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting ordinary shares held by non-affiliated shareholders as of June 30, 2025 was approximately $19 million.

As of April 9, 2026, there were 4,703,164 Class A ordinary shares, $0.0001 par value per share, and 1,747,879 shares of Class B ordinary shares, $0.0001 par value per share, outstanding.

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

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our sponsor, Cantor, Odeon or its or their permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Company does not consummate its initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2026, the Private Placement Warrants will expire worthless. The Underwriters Private Placement Warrants have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to the lock-up restrictions imposed by FINRA Rule 5110(e) pursuant to which these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2) including to any member who participated in the Initial Public Offering and the officers or partners, registered persons or affiliates thereof. In addition, for as long as the Underwriters Private Placement Warrants are held by Cantor, Odeon, the other underwriters or their designees or affiliates, they may not be exercised after five years from the commencement of sales of the Initial Public Offering. We have granted Cantor and Odeon or their designees or affiliates certain registration rights relating to these securities. The underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement relating to the Initial Public Offering and may not exercise demand rights on more than one occasion.

Upon the closing of the Initial Public Offering and the sale of Private Placement Warrants, $231,150,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interest to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2026, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our Amended & Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 12, 2023, since first month of extension has been exercised, or, if all extensions are exercised, by October 12, 2026 or (B) with respect to any material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On November 13, 2023, the Company liquidated the investments held in the Trust Account. As of December 31, 2025, the assets held in the Trust Account were an interest-bearing demand deposit account.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $12,100,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $550,000 in expenses relating to the Initial Public Offering, approximately $1,450,000 of the net proceeds of the Initial Public Offering and Private Placement was not deposited into the Trust Account and was initially available to us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2025, there was approximately $8.8 million in cash held in the Trust Account.

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

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the termination term. Either the Company or AERKOMM may terminate the Merger Agreement if the closing has not occurred by April 17, 2025 (the “Outside Closing Date”), provided that the delay was not caused by the party seeking to terminate.

On January 8, 2026, the Company entered into an amendment to the Merger Agreement (the “Amendment No. 4”) whereby the Company will become a Delaware corporation by means of a merger of the Company with and into a newly formed Delaware corporation pursuant to the Cayman Islands Companies Law and the applicable provisions of the Delaware General Corporation Law, with such newly formed Delaware corporation becoming the surviving corporation in the merger.

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

On December 4, 2024, the Company and AERKOMM entered into one new SAFE Agreement. On June 9, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 3”). On July 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4”). On September 5, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4.2”). On October 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of April 9, 2026, SAFE Agreements for an aggregate of $8,997,200 have been entered into. Regarding the SAFE Agreements, upon the closing of the merger, the Company’s Class A ordinary shares automatically convert into one share of common stock, par value $0.0001 per share, at $11.50 per share (the “Company Common Stock”). If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of Company Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do not meet the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of December 31, 2025.

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

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution was $50,000 per month needed for the Company to complete a business combination. The first Contribution was deposited into the Company’s U.S.-based Trust Account on December 12, 2023. Subsequently in 2024, the Company has made additional deposits of $50,000 from January through September, extending the Combination Period.

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

In connection with the October 2024 Extraordinary Meeting, the Company made monthly deposits of $48,311 into the trust account from October 2024 through September 2025, for an aggregate amount of $579,735, consisting of $144,934 from October through December 2024 and $434,801 from January through September 2025 to extend the Company’s life to October 12, 2025.

On October 10, 2025, the Company held an extraordinary general meeting of its shareholders (the “October 2025 Extraordinary Meeting”). At the October 2025 Extraordinary Meeting, the Fourth Extension Amendment Proposal (as defined below) to further amend the Second Amended & Restated Memorandum and Articles of Association (the “Fourth Extension Amendment”) was approved.

In connection with the approval of the Fourth Extension Amendment Proposal, the sponsor’s Contribution to the Company was the lesser of (x) $ 40,000 or (y) $ 0.04 for each Class A ordinary share included as part of the units sold in the Initial Public Offering, the public shares, that remains outstanding and was not redeemed for each calendar month (commencing on October 12, 2025 and on the 12th day of each subsequent month) until October 12, 2026, or portion thereof, that is needed to complete a business combination (the “Fourth Extension Amendment Proposal”).

In connection with the October 2025 Extraordinary Meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026 and March 23, 2026, the Company made six deposits of $28,042 each into the Company’s trust account in connection with November, December, January 2026, February 2026, March 2026 and April 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026 and April 12, 2026, respectively.

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

Resources and Competition

Our Amended & Restated Memorandum and Articles of Association provides that we will have until October 12, 2025, or, if all available extensions are exercised, by October 12, 2026. If we are unable to complete our initial business combination within such, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and requirements of other applicable law.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the OTC under the symbols “IXQUF,” “IXAQF” and “IXQWF,” respectively.

Holders

As of April 9, 2026, there was one holder of record of our units, two holders of record of our Class A ordinary shares, 32 holders of record of our Class B ordinary shares and four holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

On April 12, 2025, the Company and AERKOMM entered into a third amendment to the Merger Agreement in which Section 10.1 was amended and restated.

On January 8, 2026, the Company and AERKOMM entered into a fourth amendment to the Merger Agreement in which the Company became a Delaware corporation by means of a merger with and into a newly formed Delaware corporation, AKOM Inc., pursuant to the Cayman Islands Companies Law and the applicable provisions of the DGCL, with AKOM Inc. becoming the surviving corporation in the merger. Consequently, if the Merger Agreement is approved by the Company’s shareholders, the Company will re-domicile into the State of Delaware and become a Delaware corporation by way of a merger of the Company with and into AKOM Inc.

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

On October 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of April 9, 2026, SAFE Agreements for an aggregate of $8,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of IXAQ’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of IXAQ’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of IXAQ’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

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

Commercial Funding and Repayment Agreement

On July 15, 2025, the Company entered into a Commercial Funding and Repayment Agreement by and among the Sponsor and AERKOMM. (the “CFR Agreement”).

Pursuant to the CFR Agreement, AERKOMM agreed to fund the Company $130,000 for working capital needs from May 12, 2025 through December 12, 2025 for a total of $910,000.

On June 12, 2025, September 10, 2025, October 17, 2025 and October 30, 2025 the Company received $520,000, $100,000, $40,000 and $90,000, respectively, for a total of $750,000 from AERKOMM for working capital needs. The Company recognized $910,000, representing seven months of the working capital financing, resulting in $160,000 due from AERKOMM as of December 31, 2025. The amount recognized was recorded as a reduction to operating and formation expenses. On January 7, 2026, the Company received $125,000 from AERKOMM leaving a receivable of $35,000.

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

On April 13, 2023, May 9, 2023, June 9, 2023, July 11, 2023, August 9, 2023, September 7, 2023, October 12, 2023 and November 13, 2023, the Company announced that its board of directors has elected to extend the date by which the Company has to consummate a business combination from June 12, 2023 for an additional month to February 12, 2024. In connection with the third extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the third extension. On April 26, 2023, May 15, 2023, June 15, 2023, July 13, 2023, August 15, 2023, September 12, 2023, October 16, 2023 and November 30, 2023, the Sponsor deposited $160,000 into the Company’s Trust Account in connection with the first, second, third, fourth, fifth, sixth, seventh and eighth extension.

On January 19, 2024, the Company announced that the board has elected to extend the date by which the Company has to consummate a business combination (the “Deadline Date”) from January 12, 2024 for an additional month to February 12, 2024. The

Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. The board of directors furthermore confirmed their intention and policy to continue to extend the Deadline Date on a monthly basis, but will not announce every month. In the event that the board of directors elects not to extend, they will announce this change in policy.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,817,650 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.00 per share, for an aggregate redemption amount of approximately $19.99 million. Consequently, the Contribution was $50,000 per month needed for us to continue to extend the Combination Period monthly. Subsequently in 2024, we have made additional deposits of $50,000 extending the Combination Period through October 12, 2024.

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

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 1,235,698 public shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $11.58 per share, for an aggregate redemption amount of approximately $14.30 million. Consequently, the Contribution was $48,311 per month needed for the Company to complete a business combination. The Contribution was deposited into the Company’s U.S.-based Trust Account on October 12, 2024.

In connection with the October 2024 Extraordinary Meeting, the Company made monthly deposits of $48,311 into the trust account from October 2024 through September 2025, for an aggregate amount of $579,735, consisting of $144,934 from October through December 2024 and $434,801 from January through September 2025 to extend the Company’s life to October 12, 2025.

On October 10, 2025, the Company held an extraordinary general meeting of its shareholders (the “October 2025 Extraordinary Meeting”). At the October 2025 Extraordinary Meeting, the Fourth Extension Amendment Proposal was approved.

In connection with the approval of the Fourth Extension Amendment Proposal, the sponsor’s Contribution to the Company was the lesser of (x) $ 40,000 or (y) $ 0.04 for each Class A ordinary share included as part of the units sold in the Initial Public Offering, the public shares, that remains outstanding and was not redeemed for each calendar month (commencing on October 12, 2025 and on the 12th day of each subsequent month) until October 12, 2026, or portion thereof, that is needed to complete a business combination.

In connection with the October 2025 Extraordinary Meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026 and March 23, 2026, the Company made six deposits of $28,042 each into the Company’s trust account in connection with November, December, January 2026, February 2026, March 2026 and April 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026 and April 12, 2026, respectively.

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

On December 11, 2023, the Company held the December 2023 Extraordinary Meeting. At the December 2023 Extraordinary Meeting, the Second Extension Amendment Proposal to give the board of directors the right to extend the date by which the Company must consummate a Business Combination from December 12, 2023 on a monthly basis up to ten (10) times until October 12, 2024 (or such earlier date as determined by the Board) (the “Second Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Second Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the December 2023 Extraordinary Meeting (including those who voted online), the Second Extension Amendment became effective. The Company filed the Second Extension Amendment with the Cayman Islands Registrar of Companies on December 12, 2023. Consequently, the Contribution was $50,000 per month needed for the Company to complete a Business Combination.

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

On October 9, 2024, the Company held the October 2024 Extraordinary Meeting. At the October 2024 Extraordinary Meeting, the Third Extension Amendment Proposal to give the board of directors the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve(12) times until October 12, 2025 (or such earlier date as determined by the Board) (the “Third Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Third Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the October 2024 Extraordinary Meeting (including those who voted online), the Third Extension Amendment became effective. Consequently, the Contribution was $48,311 per month needed for the Company to complete a Business Combination.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025, June 13, 2025, August 8, 2025, August 13, 2025 and September 15, 2025, the Company made twelve deposits of $48,311 for November, December, January, February, March, April, May, June, July, August, September and October extension contributions, respectively, to extend the life until October 12, 2025. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026 and March 23, 2026, the Company made six deposits of $28,042 each into the Company’s trust account in connection with November, December, January 2026, February 2026, March 2026 and April 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026 and April 12, 2026, respectively.

As of December 31, 2025, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $3,955,175.

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Units and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXQUF,” “IXAQF” and “IXQWF.”

Results of Operations

Our entire activity since inception up to December 31, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the year ended December 31, 2025, we had net loss of approximately $842,000, which consisted of approximately $1.7 million from change in fair value of derivative warrant liability, approximately $1.1 million in operating and formation expenses, which were partially offset by approximately $541,000 in income from cash held in the Trust Account, $500,000 in benefit from credit loss related to the collection of target delay charges previously reserved and $910,000 in working capital financing from AERKOMM.

As of December 31, 2025 and 2024, we recorded a $3,125,542 and $500,000 account receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $3,125,542 and $500,000 were recognized as of December 31, 2025 and 2024.

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

As of December 31, 2025, we had approximately $179,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.7 million.

For the year ended December 31, 2025, net cash provided by operating activities was approximately $596,000. Net loss of approximately $842,000 was affected by income from cash held in the Trust Account of approximately $541,000, change in fair value of warrant liabilities of approximately $1.7 million, benefit from credit loss of $500,000 and changes in operating assets and liabilities provided approximately $801,000 of cash for operating activities. Cash provided by investing activities approximately $10.7 million resulted from monthly extension deposits into the Trust Account approximately $519,000 and redemption from Trust Account approximately $11.2 million. Cash used in financing activities resulted from the proceeds from the Extension Promissory Note of approximately $578,000, repayment of Extension Promissory Note of $480,000 and redemption of Class A ordinary shares of $11.2 million.

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

As of December 31, 2025, we had cash held in the Trust Account of approximately $8.8 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements included in this Report.

We plan to address this uncertainty through the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The consolidated financial statements and notes thereto included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriters Agreement

In connection with the Initial Public Offering, the underwriters, CF& CO and Odeon, were granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments. On October 12, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000 to us.

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

On April 12, 2023, we entered into a Fee Reduction Agreement, which amends the Underwriting Agreement. According to the Underwriting Agreement, we previously agreed to pay to the underwriters of the Initial Public Offering an aggregate of $12,100,000 as deferred underwriting commissions, a portion of which fee is payable to each underwriter in proportion to their respective commitments pursuant to the Underwriting Agreement, upon the consummation of a business combination. Pursuant to the Fee Reduction Agreement, the underwriters have agreed to forfeit sixty-six and 94/100 percent (66.94%) of the aggregate deferred underwriting commissions of $12,100,000 for a total reduction of $8,100,000. However, if we enter into a business combination with a target at a pre-money valuation above $100 million, the forfeiture percentage for underwriters will be reduced to no less than fifty percent (50%) to each, an approximate reduction of $6,050,000. On April 4, 2024, we entered into an Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with CF&CO. Pursuant to the Amended and Restated Fee Reduction Agreement with CF&CO, in the event that we consummates the Business Combination, CF&CO agrees that it will forfeit $6,475,000 of the aggregate original deferred fee that would otherwise be payable by us to CF&CO, resulting in a remainder of $1,995,000. On April 4, 2024, we entered into an another Amended & Restated Fee Reduction Agreement, which amends the Underwriting Agreement with Odeon. Pursuant to the Amended and Restated Fee Reduction Agreement with Odeon, in the event that we consummates the Business Combination with AERKOMM, Odeon agrees that it will forfeit $2,775,000 of the aggregate original deferred fee that would otherwise be payable by us to Odeon, resulting in a remainder of $855,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for the years ended December 31, 2025 and 2024.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates and Standards

The preparation of the consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we have identified the following critical accounting estimates:

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations included in this Report. The classification of derivative instruments, including whether such instruments should be recorded as liabilities liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the consolidated balance sheets included in this Report and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in fiscal year 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements and disclosures.

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

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our consolidated financial statements included in this Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (1)

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Noah Aptekar	38	Chief Financial Officer, Chief Operations Officer and Director (2)

Eduardo Marini	45	Director

Shannon Grewer	49	Director

Noah Aptekar, Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Director

Noah Aptekar, our Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Director, has extensive experience in innovation, finance and operations in high-technology industries, with particular expertise on terrestrial and space-based telecommunications. From August 2016 through March 2020, Mr. Aptekar worked for SpaceX, the largest US-based “unicorn” company, where he brought financial discipline to the production division, which accounted for approximately one-third of the company’s employees actively engaged in the production and manufacturing of vehicles, and was responsible for financial planning, cost analysis and budget management activities for the division’s nine-figure annual operating and capital spend. Most recently, he was the project lead for one of the largest future budget items for SpaceX, the Starlink User Terminal. Furthermore, at SpaceX, Mr. Aptekar identified and implemented operational efficiencies to control cost and reduce risk while overseeing the development of a new consumer electronics manufacturing facility. Between 2012 and 2014, while working for Colorado’s then-Governor John W. Hickenlooper in the Office of Economic Development and International Trade, Mr. Aptekar co-created the $100+ million Advanced Industries fund, which matches private investments with high-tech businesses and entrepreneurs. He also established and managed the due diligence and investment committee processes for the Advanced Industries fund. Currently, Mr. Aptekar is the principal of Next Century Innovations, a global consulting company, and is an officer of Flamingo Investments Sponsor LLC, an independent sponsor entity. He is also a co-founder and director of Atlas for Democracy, a 501c3 focused on community building and civic engagement. Mr. Aptekar has a bachelor’s degree from the University of Pennsylvania, an MBA from Yale University and has taken courses in pursuit of a Master of Science from the Georgia Institute of Technology.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of three members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq rules, we are not required to hold an annual general meeting until one year after our first fiscal year end following our regained listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Marini, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Grewer, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Aptekar, will expire at the third annual general meeting.

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

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. We pay IX Acquisition Services LLC a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease making these payments; however, the Sponsor waived these fees for the years ended December 31, 2025 and 2024. Our sponsor, its service providers, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred or such agreed-upon compensation as contracted in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 9, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

The following table is based on 6,451,043 ordinary shares outstanding at April 9, 2026, of which 4,703,164 were Class A ordinary shares and 1,747,879 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Number of	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
All officers and directors as a group (seven individuals)	4,002,121	62.04%
Noah Aptekar(2)	4,002,121	62.04%
Eduardo Marini	—	—
Shannon Grewer	—	—
IX Acquisition Sponsor, LLC(2)	4,002,121	62.04%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 53 Davies Street, London W1K 5JH United Kingdom.
(2)	Our sponsor is the record holder of such shares. IX Acquisition Sponsor Manager, LLC is the manager of the sponsor. On May 14, 2023, Noah Aptekar as the sole member of IX Acquisition Sponsor Manager, LLC, appointed two additional officers, delegating to the officers the authority to jointly manage the affairs of the Company by majority resolution, vote, consent or other joint action and the officers collectively have voting and investment discretion with respect to the ordinary shares held of record by the sponsor. The officers disclaim any beneficial ownership of the shares held by the sponsor, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 11, 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for a purchase price of $25,000, or approximately $0.004 per share. October 12, 2021, the sponsor transferred an aggregate of 1,747,879 Founder Shares to the anchor investors for their purchase of the units in the Initial Public Offering. Our sponsor currently owns approximately 62.4% of our outstanding ordinary shares.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the initial holders. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. CBIZ CPAs P.C., our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

Administrative Services

We will reimburse our IX Acquisition Services LLC for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Initial Public Offering. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the years ended December 31, 2025 and 2024.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to CBIZ CPAs P.C., or CBIZ, and Marcum LLP, or Marcum, for services rendered for the year ended December 2025 and 2024, respectively.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by CBIZ and Marcum for audit fees, inclusive of required filings with the SEC, for the year ended (i) December 31, 2025 totaled $157,590 and ii) December 31, 2024 totaled $258,015, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ or Marcum for any audit- related fees for the year ended December 31, 2025 and 2024.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay CBIZ or Marcum for services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2025 and 2024.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay CBIZ or Marcum for other services for the year ended December 31, 2025 and 2024.

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

2.4

Amendment No. 3 to the Merger Agreement, dated as of April 12, 2025, by and among IX Acquisition Corp., AKOM Merger Sub, Inc., AERKOMM Inc. (Incorporated by reference to the corresponding exhibit to Company’s Current Report on Form 8-K (File No. 001-40878) filed with the SEC on April 18, 2025).

2.5

Amendment No. 4 to the Merger Agreement January 8, 2026, by and among IX Acquisition Corp., AKOM Meger Sub, Inc. and AERKOMM Inc. (Incorporated by reference to the corresponding exhibit to IXAQ’s Current Report on Form 8-K (File 001-40878), filed with the SEC on January 9, 2026).

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

Exhibit	Description

3.5

Amendment No. 3to the Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to IXAQ’s Registration Statement on Form S-4 (Registration No. 333-279384), filed with the SEC on October 28, 2024).

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

Exhibit	Description

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

10.18	The Commercial Funding and Repayment Agreement (Incorporated by reference to the corresponding exhibit to IXAQ’s Current Report on Form 8-K (File No. 001-40878), filed with the SEC on July 23, 2025)
14.1	Form of Code of Ethics (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-259567), filed with the SEC on September 30, 2021).
19.1	Insider Trading Policy
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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

Exhibit	Description

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 9, 2026

IX ACQUISITION CORP.

	By:	/s/ Noah Aptekar
	Name:	Noah Aptekar
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Noah Aptekar	Chief Executive Officer, Chief Financial Officer and Director	April 9, 2026
Noah Aptekar	(Principal Executive, Financial and Accounting Officer)

/s/ Eduardo Marini	Director	April 9, 2026
Eduardo Marini

/s/ Shannon Grewer
Shannon Grewer	Director	April 9, 2026

IX ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IX Acquisition Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 2 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before April 12, 2026, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline by one month each time from April 12, 2026 to October 12, 2026. The Company entered into a definitive merger agreement with a business combination target on March 29, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 12, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 12, 2026, in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2011 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Hartford, CT

April 9, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IX Acquisition Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2021 to 2025.

Hartford, CT

April 3, 2025

IX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$178,975	$3,527
Prepaid expenses	25,750	27,052
Accounts receivable, net of allowance of $3,125,542 and $500,000 as of December 31, 2025 and 2024, respectively	—	—
Due from AERKOMM	160,000	—
Due from related party	14,750	13,877
Total current assets	379,475	44,456
Non-current assets:
Cash held in the Trust Account	8,781,221	18,949,539
Total Assets	$9,160,696	$18,993,995

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$412,917	$421,068
Accrued expenses	2,671,740	2,203,224
Promissory note-related party	3,955,175	3,856,641
Total current liabilities	7,039,832	6,480,933
Non-current liabilities:
Derivative warrant liabilities	2,797,500	1,119,000
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	8,847,500	7,169,000
Total Liabilities	15,887,332	13,649,933

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $12.53 and $11.77 per share, respectively; 701,043 and 1,610,373 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8,781,221	18,949,539

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of December 31, 2025 and 2024, respectively	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of December 31, 2025 and 2024, respectively	174	174
Additional paid-in capital	—	—
Accumulated deficit	(15,508,432)	(13,606,052)
Total shareholders’ deficit	(15,507,857)	(13,605,477)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$9,160,696	$18,993,995

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Operating and formation expenses	$204,955	$2,749,348
Loss from operations	(204,955)	(2,749,348)

Other (expense) income:
Income from cash held in the Trust Account	541,356	1,220,440
Interest (expense) on operating cash account	—	(68)
Benefit from credit loss	500,000	—
Change in fair value of derivative warrant liabilities	(1,678,500)	(746,000)
Total other (expense) income, net	(637,144)	474,372

Net loss	$(842,099)	$(2,274,976)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	1,418,542	2,565,844
Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.12)	$(0.27)
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net loss per share, Class A (non-redeemable) and Class B ordinary shares	$(0.12)	$(0.27)

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,002,121	$401	1,747,879	$174	$1,766,556	$(11,282,258)	$(9,515,127)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,766,556)	(48,818)	(1,815,374)
Net loss	—	—	—	—	—	(2,274,976)	(2,274,976)
Balance — December 31, 2024	4,002,121	401	1,747,879	174	—	(13,606,052)	(13,605,477)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,060,281)	(1,060,281)
Net loss	—	—	—	—	—	(842,099)	(842,099)
Balance — December 31, 2025	4,002,121	$401	1,747,879	$174	$—	$(15,508,432)	$(15,507,857)

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(842,099)	$(2,274,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	1,678,500	746,000
Income from cash held in the Trust Account	(541,356)	(1,220,440)
Benefit from credit loss	(500,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and due from related party	429	(10,899)
Due from AERKOMM	(160,000)	—
Accounts receivable	500,000	—
Accounts payable	(8,151)	421,068
Accrued expenses	468,516	946,557
Net cash provided by (used in) operating activities	595,839	(1,392,690)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with Redemptions	11,228,599	14,306,363
Cash deposited in the Trust Account	(518,925)	(594,934)
Net cash provided by investing activities	10,709,674	13,711,429

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	578,534	1,966,873
Repayment of promissory note - related party	(480,000)	—
Redemption of ordinary shares	(11,228,599)	(14,306,363)
Net cash used in financing activities	(11,130,065)	(12,339,490)

Net change in cash	175,448	(20,751)

Cash - beginning of the year	3,527	24,278
Cash - end of the year	$178,975	$3,527

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$1,060,281	$1,815,374

The accompanying notes are an integral part of the consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below), as well as late filing penalties and reimbursement of expenses from AERKOMM.

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

On April 10, 2023, the Company held the April 2023 Extraordinary Meeting, at which, the shareholders approved, among other things: (i) the Extension Proposal; (ii) the Redemption Limitation Amendment Proposal; and (iii) the Founder Share Amendment Proposal. Under Cayman Islands law, the amendments to the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal, Founder Share Amendment Proposal and Redemption Limitation Amendment Proposal.

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

On April 13, 2023, May 9, 2023, June 9, 2023, July 11, 2023, August 9, 2023, September 7, 2023, October 12, 2023 and November 13, 2023, the Company announced that its board of directors has elected to extend the date by which the Company has to consummate a business combination from June 12, 2023 for an additional month to February 12, 2024. In connection with the third extension, the board of directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the third extension. On April 26, 2023, May 15, 2023, June 15, 2023, July 13, 2023, August 15, 2023, September 12, 2023, October 16, 2023 and November 30, 2023, the Sponsor deposited $160,000 into the Company’s Trust Account in connection with the first, second, third, fourth, fifth, sixth, seventh and eighth extension.

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

On January 19, 2024, the Company announced that the Board had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the Deadline Date eighteen times for an additional one month each time, from April 12, 2023, the initial Deadline Date, to up to October 12, 2024. In connection with the tenth Extension, the Board delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s trust account in connection with the ninth, tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth, seventeenth Extensions on December 21, 2023, January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 20, 2024, July 23, 2024, August 16, 2024, September 20, 2024, respectively, to extend the life until October 12, 2024.

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

In connection with the October 10, 2025 extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026 and March 23, 2026, the Company made six deposits of $28,042 each into the Company’s trust account in connection with November, December, January 2026, February 2026, March 2026 and April 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026 and April 12, 2026, respectively.

Merger Agreement

On March 29, 2024, the Company entered into a Merger Agreement, by and among Merger Sub and AERKOMM (as it may be amended and/or restated from time to time, the “Merger Agreement”).Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of AERKOMM’s Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of the Company’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”). (See Note 6 for further details).

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Units and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXQUF”, “IXAQF” and “IXQWF.”

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

Going Concern Consideration

As of December 31, 2025, the Company had approximately $179,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.7 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), the Company has until October 12, 2026, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution of the Company raises substantial doubt about its ability to continue as a going concern for a period of time within one year after the date that the accompanying consolidated financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of December 31, 2025 and 2024, the assets held in the Trust Account were in cash.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying consolidated balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying consolidated statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying consolidated financial statements.

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

As of December 31, 2025 and 2024, the Class A ordinary shares subject to redemption reflected in the accompanying consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption, December 31, 2023	2,846,071	$31,440,528
Less:
Redemption of ordinary shares	(1,235,698)	(14,306,363)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	—	1,815,374
Class A ordinary shares subject to possible redemption, December 31, 2024	1,610,373	$18,949,539
Less:
Redemption of ordinary shares	(909,330)	(11,228,599)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	—	1,060,281
Class A ordinary shares subject to possible redemption, December 31, 2025	701,043	$8,781,221

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying consolidated financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company has analyzed and accounted for the impacts of OBBBA and determined there is no material impact on the Company’s consolidated financial statements in 2025.

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

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Year
	Ended December 31,
	2025	2024
Class A Ordinary Shares subject to possible redemption
Numerator: Net loss allocable to Class A ordinary shares (Redeemable)	$(166,838)	$(701,941)
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	1,418,542	2,565,844
Basic and diluted net loss per share	$(0.12)	$(0.27)

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net loss allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	(675,461)	(1,573,035)
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net loss per share	$(0.12)	$(0.27)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 in fiscal year 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements and disclosures.

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

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the years ended December 31, 2025 and 2024.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, there were no borrowings under any Working Capital Loans.

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

On August 18, 2025 and September 10, 2025, the Company repaid an aggregate of $480,000 under the Extension Promissory Note. As of December 31, 2025, the Company had a total of $3,955,175 drawn on the Extension Promissory Note. As of December 31, 2024, the Company had a total of $3,856,641 drawn on the Extension Promissory Note. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $14,750 and $13,877 as of December 31, 2025 and 2024, respectively, of which such amount is included in due from related party in the accompanying consolidated balance sheets.

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

On April 12, 2025, the Company, Merger Sub and AERKOMM entered into a third amendment to the Merger Agreement (the “Amendment No. 3”) to amend and restate the termination term. Either the Company or AERKOMM may terminate the Merger Agreement if the closing has not occurred by April 17, 2025 (the “Outside Closing Date”), provided that the delay was not caused by the party seeking to terminate.

On June 12, 2025, September 10, 2025, November 19, 2025 and December 19, 2025, AERKOMM wired $150,000, $200,000, $65,000 and $85,000, respectively, of the proceeds to the Company as partial repayment of the account receivable, which relates to target delay charge that AERKOMM is obligated to pay under SAFE Note Agreements No. 3. The Company recognized a benefit from credit loss of $500,000 in the accompanying consolidated statement of operations. As of December 31, 2025 and 2024, the Company recorded a $3,125,542 and $500,000 account receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $3,125,542 and $500,000 were recognized as of December 31, 2025 and 2024.

On January 8, 2026, the Company entered into an amendment to the Merger Agreement (the “Amendment No. 4”) whereby the Company will become a Delaware corporation by means of a merger of the Company with and into a newly formed Delaware corporation pursuant to the Cayman Islands Companies Law and the applicable provisions of the Delaware General Corporation Law, with such newly formed Delaware corporation becoming the surviving corporation in the merger.

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

The SAFE Investment

On March 29, 2024, the Company entered into a Merger Agreement, by and among Merger Sub. and AERKOMM (as it may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of the AERKOMM’s Common Stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) Business Days of the date of the Merger Agreement, another $5,000,000 within forty (40) Business Days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) Business Days of the date of the Merger Agreement) that will automatically convert upon the closing at $11.50 per share of the Company’s Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”).

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

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do NOT meets the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings, the SAFE notes were issued by AERKOMM and as such the liability has been reflected in the consolidated financial statement of AERKOMM at issuance and as of December 31, 2025.

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

Commercial Funding and Repayment Agreement

On July 15, 2025, the Company entered into a Commercial Funding and Repayment Agreement by and among the Sponsor and AERKOMM (the “CFR Agreement”).

Pursuant to the Commercial Funding and Repayment Agreement, AERKOMM agreed to fund the Company $130,000 for working capital needs from May 12, 2025 through December 12, 2025 for a total of $910,000.

On June 12, 2025, September 10, 2025, October 17, 2025 and October 30, 2025 the Company received $520,000, $100,000, $40,000 and $90,000, respectively, for a total of $750,000 from AERKOMM for working capital needs. The Company recognized $910,000, representing seven months of the working capital financing, resulting in $160,000 due from AERKOMM as of December 31, 2025. The amount recognized was recorded as a reduction to operating and formation expenses. On January 7, 2026, the Company received $125,000 from AERKOMM leaving a receivable of $35,000.

NOTE 7. WARRANTS

As of December 31, 2025 and 2024, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 701,043 and 1,610,373 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 1,747,879 Class B ordinary shares issued and outstanding, respectively, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2025
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

Cash Held in Trust Account

As of December 31, 2025 and 2024, assets held in the Trust Account were comprised of approximately $8.8 million and $18.9 million in cash held by Trust Account, respectively.

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

On December 10, 2024, the Company received a notice from the Panel acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Units and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXQUF,” “IXAQF” and “IXQWF.”

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	December 31, 2025	December 31, 2024
Stock price	$12.06	$11.55
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.78	5.78
Volatility	2.20%	3.00%
Risk-free rate	3.74%	4.32%
Fair value	$0.15	$0.06
Probability of Business Combination	5.40%	2.3%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2024	$429,000
Change in fair value of Private Placement Warrants	643,500
Fair value at December 31, 2025	$1,072,500

Fair value at December 31, 2023	$143,000
Change in fair value of Private Placement Warrants	286,000
Fair value at December 31, 2024	$429,000

The Company recognized $1,678,500 loss and $746,000 loss on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying statements of operations for the years ended December 31, 2025 and 2024, respectively.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the year ended December 31, 2025 is zero.

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

	December 31,	December 31,
	2025	2024
Trust Account	$8,781,221	$18,949,539
Cash	$178,975	$3,527

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Operating and formation expenses	$204,955	$2,749,348
Interest earned on the Trust Account	$541,356	$1,220,440

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

On January 8, 2026, the Company entered into an amendment to the Merger Agreement (the “Amendment No. 4”) whereby the Company will become a Delaware corporation by means of a merger of the Company with and into a newly formed Delaware corporation pursuant to the Cayman Islands Companies Law and the applicable provisions of the Delaware General Corporation Law, with such newly formed Delaware corporation becoming the surviving corporation in the merger.

On January 23, 2026, February 20, 2026 and March 23, 2026, the Company made three deposits of $28,042 each into the Company’s trust account in connection with February, March and April 2026 extension contributions to extend the life until February 12, 2026, March 12, 2026 and April 12, 2026, respectively.