Form 10-Q
period 2026-03-31
IX Acquisition Corp.
filed 2026-07-16
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-40878

IX ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1586922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 Davies Street, London W1K 5JH United Kingdom
(Address of principal executive offices)

N/A

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

As of July 14, 2026, there were 4,703,164 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$373,452	$178,975
Prepaid expenses	20,000	25,750
Accounts receivable, net of allowance of $3,453,208 and $3,125,542 as of March 31, 2026 and December 31, 2025, respectively	—	—
Due from AERKOMM	165,000	160,000
Due from related party	14,750	14,750
Total current assets	573,202	379,475
Non-current assets:
Cash held in the Trust Account	8,926,816	8,781,221
Total Assets	$9,500,018	$9,160,696

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$506,512	$412,917
Accrued expenses	2,820,584	2,671,740
Promissory note-related party	3,955,175	3,955,175
Total current liabilities	7,282,271	7,039,832
Non-current liabilities:
Derivative warrant liabilities	932,500	2,797,500
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	6,982,500	8,847,500
Total Liabilities	14,264,771	15,887,332

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $12.73 and $12.53 per share, respectively; 701,043 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8,926,816	8,781,221

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of March 31, 2026 and December 31, 2025	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of March 31, 2026 and December 31, 2025	174	174
Additional paid-in capital	—	—
Accumulated deficit	(13,692,144)	(15,508,432)
Total shareholders’ deficit	(13,691,569)	(15,507,857)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$9,500,018	$9,160,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2026	2025
Operating and formation (income) expenses	$(35,413)	$281,488
Income (Loss) from operations	35,413	(281,488)

Other income:
Income from cash held in the Trust Account	61,470	150,613
Change in fair value of derivative warrant liabilities	1,865,000	373,000
Total other income, net	1,926,470	523,613

Net income	$1,961,883	$242,125

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	701,043	1,610,373
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.30	$0.03
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class A (non-redeemable) and Class B ordinary shares	$0.30	$0.03

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	4,002,121	$401	1,747,879	$174	$—	$(15,508,432)	$(15,507,857)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(145,595)	(145,595)
Net income	—	—	—	—	—	1,961,883	1,961,883
Balance — March 31, 2026	4,002,121	$401	1,747,879	$174	$—	$(13,692,144)	$(13,691,569)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,606,052)	$(13,605,477)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(295,546)	(295,546)
Net income	—	—	—	—	—	242,125	242,125
Balance — March 31, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,659,473)	$(13,658,898)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income	$1,961,883	$242,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	(1,865,000)	(373,000)
Income from cash held in the Trust Account	(61,470)	(150,613)
Changes in operating assets and liabilities:
Prepaid expenses and due from related party	5,750	651
Due from AERKOMM	(5,000)	—
Accounts payable	93,595	(62,883)
Accrued expenses	148,844	102,942
Net cash provided by (used in) operating activities	278,602	(240,778)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(84,125)	(144,933)
Net cash used in investing activities	(84,125)	(144,933)

Cash Flows from Financing Activities:
Proceeds from Extension Promissory Note	—	385,934
Net cash provided by financing activities	—	385,934

Net change in cash	194,477	223
Cash - beginning of the period	178,975	3,527
Cash - end of the period	$373,452	$3,750

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$145,595	$295,546

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

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

The Company has a wholly-owned subsidiary that was created on March 15, 2024, AKOM Merger Sub, Inc. (“Merger Sub”), a Nevada corporation and a wholly owned subsidiary of the Company and AERKOMM Inc., a Nevada corporation (“AERKOMM”). The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below), as well as late filing penalties and reimbursement of expenses from AERKOMM.

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

March 31, 2026

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

March 31, 2026

Combination Period and Share Redemption/Conversion Events

If the Company is unable to complete a Business Combination within a certain period of time as outlined below (“the Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors (the “Board of Directors”), liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On April 10, 2023, the Company held the April 2023 Extraordinary Meeting, at which, the shareholders approved, among other things: (i) the Extension Proposal; (ii) the Redemption Limitation Amendment Proposal; and (iii) the Founder Share Amendment Proposal. Under Cayman Islands law, the amendments to the Amended and Restated Memorandum and Articles of Association took effect upon approval of the Extension Proposal, the Redemption Limitation Amendment Proposal and the Founder Share Amendment Proposal.

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

On April 13, 2023, May 9, 2023, June 9, 2023, July 11, 2023, August 9, 2023, September 7, 2023, October 12, 2023 and November 13, 2023, the Company announced that the Board of Directors has elected to extend the date by which the Company has to consummate a business combination from June 12, 2023 for an additional month to February 12, 2024. In connection with the third extension, the Board of Directors delivered the Sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the third extension. On April 26, 2023, May 15, 2023, June 15, 2023, July 13, 2023, August 15, 2023, September 12, 2023, October 16, 2023 and November 30, 2023, the Sponsor deposited $160,000 into the Company’s Trust Account in connection with the first, second, third, fourth, fifth, sixth, seventh and eighth extension.

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

On January 19, 2024, the Company announced that the Board of Directors had elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024 and further extend March 12, 2024 and April 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the date eighteen times for an additional one month each time, from April 12, 2023, the initial date, to up to October 12, 2024. In connection with the tenth Extension, the Board of Directors delivered the Sponsor a written request to draw down $50,000 under its previously-disclosed promissory note. The Sponsor deposited $50,000 each into the Company’s Trust Account in connection with the ninth, tenth, eleventh, twelfth, thirteenth, fourteenth, fifteenth, sixteenth, seventeenth extensions on December 21, 2023, January 12, 2024, February 17, 2024, March 12, 2024, April 19, 2024, May 17, 2024, June 20, 2024, July 23, 2024, August 16, 2024, September 20, 2024, respectively, to extend the life until October 12, 2024.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

On October 9, 2024, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Third Extension Amendment Proposal to give the Board of Directors the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve (12) times until October 12, 2025 (or such earlier date as determined by the Board of Directors) (the “Third Extension Amendment”) was approved by depositing into the Company’s Trust Account for each one-month extension the lesser of (a) $50,000 and (b) $0.03 for each then outstanding share after giving effect to any redemptions.

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

On October 10, 2025, the Company held an extraordinary general meeting of its shareholders. At the meeting, the Fourth Extension Amendment Proposal to give the Board of Directors the right to extend the date by which the Company must consummate a Business Combination from October 12, 2025 on a monthly basis up to twelve (12) times until October 12, 2026 was approved by depositing into the Company’s Trust Account for each one-month extension the lesser of (a) $40,000 and (b) $0.04 for each then outstanding share after giving effect to any redemptions.

In connection with the October 10, 2025 extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026, March 23, 2026, April 21, 2026, June 8, 2026, July 1, 2026 and July 14, 2026, the Company made ten deposits of $28,042 each into the Company’s Trust Account in connection with November 2025, December 2025, January 2026, February 2026, March 2026, April 2026, May 2026, June 2026, July 2026 and August 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026, April 12, 2026, May 12, 2026, June 12, 2026, July 12, 2026 and August 12, 2026 respectively.

Merger Agreement

On March 29, 2024, the Company entered into a Merger Agreement, by and among Merger Sub and AERKOMM (as it may be amended and/or restated from time to time, the “Merger Agreement”).Pursuant to the Merger Agreement, the Company was obligated to enter into simple agreements for future equity (the “SAFE Agreements”) with certain investors providing for investments in shares of AERKOMM’s common stock in a private placement in an aggregate amount of not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) business days of the date of the Merger Agreement, another $5,000,000 within forty (40) business days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) business days of the date of the Merger Agreement) that will automatically convert into one share of common stock, par value $0.0001 per share, at $11.50 per share (the “Company Common Stock”) and in accordance with such SAFE Agreements and the Merger Agreement (such investments in the aggregate, the “SAFE Investment”). (See Note 6 for further details).

Nasdaq listing

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to maintain at least 400 total shareholders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq might grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel (the “Panel”). The Total Shareholders Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continued to trade on the Nasdaq Global Market. On November 24, 2023, the Company provided its plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance. However, there could be no assurance that the Company would be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or would otherwise be in compliance with other Nasdaq listing criteria.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delisting determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Units and Warrants began to be quoted on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXQUF”, “IXAQF” and “IXQWF.”

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X.

Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim unaudited condensed consolidated financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 9, 2026 (the “2025 Annual Report”), which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2026 is not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Consideration

As of March 31, 2026, the Company had approximately $373,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.7 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2026, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution of the Company raises substantial doubt about its ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued.

Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates are related to the fair value of the warrants.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in the Trust Account

The Company’s portfolio of investments was initially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as “trading securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at “fair value”. Trading securities and investments in money market funds are presented on the accompanying condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were in cash.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company evaluated the Public Warrants and Private Placement Warrants in accordance with ASC 480 and ASC 815 and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they were recorded as derivative liabilities on the accompanying condensed consolidated balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations in the period of change. The determination of fair value for the warrant liabilities represents a significant estimate within the accompanying unaudited condensed consolidated financial statements.

Convertible Instruments

The Company accounts for conversion options in its promissory notes in accordance with ASC 815. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption — December 31, 2025	701,043	$8,781,221
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	—	145,595
Class A ordinary shares subject to possible redemption — March 31, 2026	701,043	$8,926,816

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the accompanying unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed consolidated financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company has analyzed and accounted for the impacts of OBBBA and determined there is no material impact on the Company’s unaudited condensed consolidated financial statements.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months
	Ended March 31,
	2026	2025
Class A Ordinary Shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares (Redeemable)	$213,200	$52,974
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	701,043	1,610,373
Basic and diluted net income per share	$0.30	$0.03

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net income allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	$1,748,683	$189,151
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.30	$0.03

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Recent Accounting Pronouncements

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

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

March 31, 2026

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,860,681 or $7.93 per share recognized upon the Initial Public Offering. The Company determined the fair value based on a stock price simulation performed by a third party. The excess of the fair value of the Founder Shares sold over the purchase price of $6,992 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed in the accompanying unaudited condensed consolidated statements of operations. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the three months ended March 31, 2026 and 2025.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, there were no borrowings under any Working Capital Loans.

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

On August 18, 2025 and September 10, 2025, the Company repaid an aggregate of $480,000 under the Extension Promissory Note. As of March 31, 2026 and December 31, 2025, the Company had a total of $3,955,175 drawn on the Extension Promissory Note. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $14,750 as of March 31, 2026 and December 31, 2025, of which such amount is included in due from related party in the accompanying condensed consolidated balance sheets.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On June 12, 2025, September 10, 2025, November 19, 2025 and December 19, 2025, AERKOMM wired $150,000, $200,000, $65,000 and $85,000, respectively, to the Company as partial repayment of the accounts receivable, which relates to target delay charge that AERKOMM is obligated to pay under SAFE Note Agreements No. 3. No benefit from credit loss was recognized during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company recorded a $3,453,208 and $3,125,542 accounts receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $3,453,208 and $3,125,542 were recognized as of March 31, 2026 and December 31, 2025, respectively.

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

March 31, 2026

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

On December 4, 2024, the Company and AERKOMM entered into one new SAFE Agreement. As a result, as of December 4, 2024, SAFE Agreements for an aggregate of $4,997,200·have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 434,539 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Company’s Common Stock, or 408,466 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do not meet the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings. The SAFE notes were issued by AERKOMM and as such the liability has been reflected in the unaudited condensed consolidated financial statements of AERKOMM at issuance and as of March 31, 2026.

On June 9, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 3”). On July 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4”). On September 5, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 4.2”).

On October 23, 2025, the Company and AERKOMM entered into another SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of the date that this Current Report on Form 10-Q has been filed, SAFE Agreements for an aggregate of $8,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of the Company’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of the Company’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor and AERKOMM, pursuant to which the Sponsor agreed to, among other things, (i) vote all of its shares in favor of each the Company Proposal sought by the Company with respect to the Merger Agreement or the transactions contemplated thereby, (ii) vote against any Alternative Proposal or proposal relating to a business combination transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or the Board of Directors of the Company (other than in connection with the Merger), (v) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of the Company, Merger Sub or the Sponsor under the Merger Agreement or the Company Support Agreement, and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Company Support Agreement.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

Commercial Funding and Repayment Agreement

On July 15, 2025, the Company entered into a Commercial Funding and Repayment Agreement by and among the Sponsor and AERKOMM (the “CFR Agreement”).

Pursuant to the Commercial Funding and Repayment Agreement, AERKOMM agreed to fund the Company $130,000 for working capital needs from May 12, 2025 through December 12, 2025 for a total of $910,000.

On June 12, 2025, September 10, 2025, October 17, 2025, and October 30, 2025, the Company received $520,000, $100,000, $40,000, and $90,000, respectively, for a total of $750,000 from AERKOMM for working capital needs. The Company recognized $910,000, representing seven months of the working capital financing, resulting in $160,000 due from AERKOMM as of December 31, 2025. The amount recognized was recorded as a reduction to operating and formation expenses.

On January 7, 2026 and March 12, 2026, the Company received $125,000 and $260,000, respectively, for a total of $385,000 from AERKOMM for working capital needs, fully settling the outstanding balance as of December 31, 2025. During the three months ended March 31, 2026, the Company recognized $390,000 of working capital support from AERKOMM, representing $130,000 per month for January through March 2026. Of the $385,000 received from AERKOMM during the quarter, $160,000 was applied to the outstanding receivable as of December 31, 2025, and the remaining $225,000 was applied toward the current quarter’s working capital support. As of March 31, 2026, the remaining $165,000 of working capital support was recorded as Due from AERKOMM in the accompanying condensed consolidated balance sheets. The recognized working capital support was recorded as a reduction of operating and formation expenses.

NOTE 7. WARRANTS

As of March 31, 2026 and December 31, 2025, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

March 31, 2026

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

March 31, 2026

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

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants have been allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 701,043 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 1,747,879 Class B ordinary shares issued and outstanding, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2026
Liabilities
Warrant liability – Public Warrants	$575,000	$—	$575,000	$—
Warrant liability – Private Placement Warrants	357,500	—	—	357,500
Total Liabilities	$932,500	$—	$575,000	$357,500

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2025
Liabilities
Warrant liability – Public Warrants	$1,725,000	$—	$1,725,000	$—
Warrant liability – Private Placement Warrants	1,072,500	—	—	1,072,500
Total Liabilities	$2,797,500	$—	$1,725,000	$1,072,500

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, assets held in the Trust Account were comprised of approximately $8.9 million and $8.8 million in cash held by Trust Account, respectively.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On December 10, 2024, the Company received a notice from the Panel acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delist determination issued by the Nasdaq. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Units and Warrants began to be quoted on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXQUF,” “IXAQF” and “IXQWF.”

The Company utilizes a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. The estimated fair value of the Private Placement Warrant liabilities is determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	March 31, 2026	December 31, 2025
Stock price	$12.06	$12.06
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.53	5.78
Volatility	2.00%	2.20%
Risk-free rate	3.89%	3.74%
Fair value	$0.05	$0.15
Probability of Business Combination	1.80%	5.40%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2025	$1,072,500
Change in fair value of Private Placement Warrants	(715,000)
Fair value at March 31, 2026	$357,500

Fair value at December 31, 2024	$429,000
Change in fair value of Private Placement Warrants	(143,000)
Fair value at March 31, 2025	$286,000

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The Company recognized $1,865,000 gain and $373,000 gain on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying unaudited condensed consolidated statements of operations for the three month period ended March 31, 2026 and 2025, respectively.

Derivative Liability-Conversion Feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the Extension Promissory Note, which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the accompanying unaudited condensed consolidated statements of operations.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the periods ended March 31, 2026 and 2025 is zero.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed consolidated statement of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Trust Account	$8,926,816	$8,781,221
Cash	$373,452	$178,975

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
Operating and formation (income) expenses	$(35,413)	$281,488
Interest earned on the Trust Account	$61,470	$150,613

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the unaudited condensed consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed consolidated statement of operations and described within their respective disclosures.

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

On April 21, 2026, June 8, 2026, July 1, 2026 and July 14, 2026, the Company made four deposits of $28,042 each into the Company’s trust account in connection with April, May, June and July 2026 extension contributions to extend the life until May 12, 2026, June 12, 2026, July 12, 2026 and August 12, 2026, respectively.

On June 30, 2026, the Company repaid $150,000 of the outstanding Promissory Note to the Sponsor.

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

Overview

We are a blank check company incorporated on March 1, 2021 as a Cayman Islands exempted company for the purpose of effecting a business combination. On March 29, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AERKOMM and the other parties thereto, pursuant to which we intend to consummate our initial business combination with AERKOMM, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement.

We intend to consummate the proposed business combination using cash from the proceeds of our Initial Public Offering and the private placement, proceeds from the sale of our securities in connection with the proposed business combination pursuant to forward purchase agreements, backstop agreements or similar arrangements that we may enter into, equity securities issued to the owners of AERKOMM, debt issued to banks, other lenders or the owners of AERKOMM, or a combination of the foregoing and other sources.

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

The SAFE Investment

Pursuant to the Merger Agreement, AERKOMM will enter into simple agreements for future equity, in the form and substance as reasonably agreed upon by the Company and AERKOMM (the “SAFE Agreements”), with certain investors providing for investments in shares of AERKOMM common stock in a private placement in an aggregate amount not less than $15,000,000 (exercising reasonable best efforts to secure $5,000,000 within twenty (20) business days of the date of the Merger Agreement, another $5,000,000 within forty (40) business days of the date of the Merger Agreement, and another $5,000,000 within sixty (60) business days of the date of the Merger Agreement) that will automatically convert into Company Common Stock and in accordance with such SAFE Agreements and the Merger Agreement (the “SAFE Investment”).

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

On October 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of March 31, 2026, SAFE Agreements for an aggregate of $8,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of IXAQ’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of IXAQ’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of IXAQ’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

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

On June 12, 2025, September 10, 2025, October 17, 2025, and October 30, 2025, the Company received $520,000, $100,000, $40,000, and $90,000, respectively, for a total of $750,000 from AERKOMM for working capital needs. The Company recognized $910,000, representing seven months of the working capital financing, resulting in $160,000 due from AERKOMM as of December 31, 2025. The amount recognized was recorded as a reduction to operating and formation expenses.

On January 7, 2026 and March 12, 2026, the Company received $125,000 and $260,000, respectively, for a total of $385,000 from AERKOMM for working capital needs, fully settling the outstanding balance as of December 31, 2025. During the three months ended March 31, 2026, the Company recognized $390,000 of working capital support from AERKOMM, representing $130,000 per month for January through March 2026. Of the $385,000 received from AERKOMM during the quarter, $160,000 was applied to the outstanding receivable as of December 31, 2025, and the remaining $225,000 was applied toward the current quarter’s working capital support. As of March 31, 2026, the remaining $165,000 of working capital support was recorded as Due from AERKOMM in the accompanying condensed consolidated balance sheets. The recognized working capital support was recorded as a reduction of operating and formation expenses.

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

On April 13, 2023, May 9, 2023, June 9, 2023, July 11, 2023, August 9, 2023, September 7, 2023, October 12, 2023 and November 13, 2023, the Company announced that the Board of Directors has elected to extend the date by which the Company has to consummate a business combination from June 12, 2023 for an additional month to February 12, 2024. In connection with the third extension, the Board of Directors delivered the sponsor a written request to draw down $160,000 under its previously-disclosed promissory note for the third extension. On April 26, 2023, May 15, 2023, June 15, 2023, July 13, 2023, August 15, 2023, September 12, 2023, October 16,

2023 and November 30, 2023, the Sponsor deposited $160,000 into the Company’s Trust Account in connection with the first, second, third, fourth, fifth, sixth, seventh and eighth extension.

On January 19, 2024, the Company announced that the Board of Directors has elected to extend the date by which the Company has to consummate a business combination from January 12, 2024 for an additional month to February 12, 2024. The Company’s Amended and Restated Memorandum and Articles of Association provides the Company with the right to extend the date eighteen times for an additional one month each time, from April 12, 2023, the initial date, to up to October 12, 2024. The Board of Directors furthermore confirmed their intention and policy to continue to extend the dateon a monthly basis, but will not announce every month. In the event that the Board of Directors elects not to extend, they will announce this change in policy.

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

In connection with the October 10, 2025 extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026, March 23, 2026, April 21, 2026, June 8, 2026, July 1, 2026 and July 14, 2026, the Company made ten deposits of $28,042 each into the Company’s Trust Account in connection with November 2025, December 2025, January 2026, February 2026, March 2026, April 2026, May 2026, June 2026, July 2026 and August 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026, April 12, 2026, May 12, 2026, June 12, 2026, July 12, 2026 and August 12, 2026, respectively.

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

On October 9, 2024, the Company held the October 2024 Extraordinary Meeting. At the October 2024 Extraordinary Meeting, the Third Extension Amendment Proposal to give the Board of Directors the right to extend the date by which the Company must consummate a Business Combination from October 12, 2024 on a monthly basis up to twelve(12) times until October 12, 2025 (or such earlier date as determined by the Board of Directors) (the “Third Extension Amendment”) was approved. Under the law of the Cayman Islands, upon approval of the Third Extension Amendment Proposal by the affirmative vote of at least two-thirds (2/3) of the shareholders entitled to vote, who attended and voted at the October 2024 Extraordinary Meeting (including those who voted online), the Third Extension Amendment became effective. Consequently, the Contribution was $48,311 per month needed for the Company to complete a Business Combination.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025, June 13, 2025, August 8, 2025, August 13, 2025 and September 15, 2025, the Company made twelve deposits of $48,311 for November, December, January, February, March, April, May, June, July, August, September and October extension contributions, respectively, to extend the life until October 12, 2025. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026 and March 23, 2026, April 21, 2026, June 8, 2026, July 1, 2026 and July 14, 2026, the Company made ten deposits of $28,042 each into the Company’s Trust Account in connection with November 2025, December 2025, January 2026, February 2026, March 2026, April 2026, May 12, 2026, June 12, 2026, July 12, 2026 and August 12, 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026 and April 12, 2026, May 12, 2026, June 12, 2026, July 12, 2026 and August 12, 2026, respectively.

As of March 31, 2026 and December 31, 2025, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $3,955,175.

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

Recent Developments

Nasdaq Notice

On October 9, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which required the Company to maintain at least 400 total shareholders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company had until November 24, 2023 to provide Nasdaq with a plan to regain compliance. On November 24, 2023, the Company provided its plan to Nasdaq for meeting the requirements under Nasdaq Listing Rule 5450(a)(2), and evaluated available options to regain compliance.

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

On December 10, 2024, the Company received a notice from the Nasdaq Listing Qualifications Hearings acknowledging that the Company had withdrawn its appeal of the October 7, 2024 delisting determination issued by the Nasdaq Listings Qualifications Staff. Accordingly, trading in the Company’s securities was suspended at the open of trading on December 12, 2024. On June 6, 2025, the Company filed a Form 25 Notification of Delisting with the SEC which removed the Company’s securities from the Nasdaq Stock Market. The Company’s Common Stock, Units and Warrants began to be quoted on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “IXQUF,” “IXAQF” and “IXQWF.”

Results of Operations

Our entire activity since inception up to March 31, 2026 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2026, we had net income of approximately $1,960,000, which consisted of approximately $1.9 million from change in fair value of derivative warrant liability, approximately $61,000 in income from cash held in the Trust Account and approximately $35,400 in operating and formation income.

For the three months ended March 31, 2025, we had net income of approximately $242,000, which consisted of approximately $373,000 from change in fair value of derivative warrant liability and approximately $150,000 in income from cash held in the Trust Account and interest income on an operating account, which were partially offset by approximately $281,000 in operating and formation expenses.

As of March 31, 2026 and 2025, we recorded a $3,453,208 and $1,349,167 account receivable related to a target delay charge. Simultaneously, a full allowance for credit loss of $3,453,208 and $1,349,167 were recognized as of March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, we had approximately $373,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.7 million.

For the three months ended March 31, 2026, net cash provided by operating activities was approximately $279,000. Net income of approximately $1,960,000 was affected by income from cash held in the Trust Account of approximately $61,000, change in fair value of warrant liabilities of approximately $1.9 million and changes in operating assets and liabilities provided approximately $243,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of approximately $84,000.

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

As of March 31, 2026, we had cash held in the Trust Account of approximately $8.9 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements included in this Report.

We plan to address this uncertainty through the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The unaudited condensed consolidated financial statements and notes thereto included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for three months ended March 31, 2026 and 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we have identified the following critical accounting estimates related to the Private Placement Warrants and Convertible Promissory Note.

Warrants

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our statements of operations.

In determining the fair value of the Private Placement Warrants assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants.

Convertible Promissory Note

The Company determined that the conversion feature within its Extension Promissory Note requires bifurcation as an embedded derivative under ASC 815. In determining the fair value of the embedded derivative, assumptions related to expected share-price volatility, expected term, risk-free interest rate and the probability of a Business Combination are utilized. Based on these assumptions, the Company determined that the fair value of the embedded derivative was $0 as of March 31, 2026.

Recent Accounting Pronouncements

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

Management does not believe there are any material recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements included in this Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 9, 2026, as supplemented below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate the Trust Account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed consolidated financial statements included in this Report under “Item 1. Financial Statements” were issued.

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

On January 24, 2024, the SEC adopted final rules (the “SPAC Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statements requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. SPACs will be required to comply with the SPAC Rules beginning July 1, 2024. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Certain of the procedures that we or others may determine to undertake in connection with the SPAC Rules, the SPAC Guidance, or before July 1, 2024 as a matter of practice in light of the SEC’s previously expressed views, may increase the costs and time of negotiating and completing an initial business combination, including the transaction with respect to the Merger Agreement, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

On November 13, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

Dated: July 16, 2026	IX Acquisition Corp.

	By:	/s/ Noah Aptekar
	Name:	Noah Aptekar
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)