Form 10-Q
period 2026-06-30
IX Acquisition Corp.
filed 2026-09-08
CIK 1852019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of September 8, 2026, there were 4,703,164 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 1,747,879 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

IX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$104,349	$178,975
Prepaid expenses	20,000	25,750
Accounts receivable, net of allowance of $4,032,958 and $3,125,542 as of June 30, 2026 and December 31, 2025, respectively	—	—
Due from AERKOMM	425,000	160,000
Due from related party	15,086	14,750
Total current assets	564,435	379,475
Non-current assets:
Cash held in the Trust Account	9,066,245	8,781,221
Total Assets	$9,630,680	$9,160,696

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$433,668	$412,917
Accrued expenses	2,813,816	2,671,740
Promissory note-related party	3,805,175	3,955,175
Total current liabilities	7,052,659	7,039,832
Non-current liabilities:
Derivative warrant liabilities	373,000	2,797,500
Deferred underwriting fee payable	6,050,000	6,050,000
Total non-current liabilities	6,423,000	8,847,500
Total Liabilities	13,475,659	15,887,332

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, at approximately $12.93 and $12.53 per share, respectively; 701,043 shares issued and outstanding as of June 30, 2026 and December 31, 2025	9,066,245	8,781,221

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,002,121 non-redeemable shares issued or outstanding as of June 30, 2026 and December 31, 2025	401	401
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,747,879 shares issued and outstanding as of June 30, 2026 and December 31, 2025	174	174
Additional paid-in capital	—	—
Accumulated deficit	(12,911,799)	(15,508,432)
Total shareholders’ deficit	(12,911,224)	(15,507,857)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$9,630,680	$9,160,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating and formation (income) expenses	$(304,970)	$74,707	$(340,383)	$356,195
Income (Loss) from operations	304,970	(74,707)	340,383	(356,195)

Other income (expense):
Income from cash held in the Trust Account	55,304	154,554	116,774	305,167
Benefit from credit loss	—	150,000	—	150,000
Change in fair value of derivative warrant liabilities	559,500	(746,000)	2,424,500	(373,000)
Total other income (expense), net	614,804	(441,446)	2,541,274	82,167

Net income (loss)	$919,774	$(516,153)	$2,881,657	$(274,028)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	701,043	1,610,373	701,043	1,610,373
Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.14	$(0.07)	$0.45	$(0.04)
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class A (non-redeemable) and Class B ordinary shares	$0.14	$(0.07)	$0.45	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	4,002,121	$401	1,747,879	$174	$—	$(15,508,432)	$(15,507,857)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(145,595)	(145,595)
Net income	—	—	—	—	—	1,961,883	1,961,883
Balance — March 31, 2026 (unaudited)	4,002,121	401	1,747,879	174	—	(13,692,144)	(13,691,569)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(139,429)	(139,429)
Net income	—	—	—	—	—	919,774	919,774
Balance — June 30, 2026 (unaudited)	4,002,121	$401	1,747,879	$174	$—	$(12,911,799)	$(12,911,224)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	4,002,121	$401	1,747,879	$174	$—	$(13,606,052)	$(13,605,477)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(295,546)	(295,546)
Net income	—	—	—	—	—	242,125	242,125
Balance — March 31, 2025 (unaudited)	4,002,121	401	1,747,879	174	—	(13,659,473)	(13,658,898)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(299,488)	(299,488)
Net loss	—	—	—	—	—	(516,153)	(516,153)
Balance — June 30, 2025 (unaudited)	4,002,121	$401	1,747,879	$174	$—	$(14,475,114)	$(14,474,539)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$2,881,657	$(274,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of derivative warrant liabilities	(2,424,500)	373,000
Income from cash held in the Trust Account	(116,774)	(305,167)
Benefit from credit loss	—	(150,000)
Changes in operating assets and liabilities:
Prepaid expenses and due from related party	5,414	1,302
Accounts receivable	—	150,000
Due from AERKOMM	(265,000)	—
Accounts payable	20,751	(67,403)
Accrued expenses	142,076	236,917
Working capital financing	—	325,000
Net cash provided by operating activities	243,624	289,621

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(168,250)	(289,867)
Net cash used in investing activities	(168,250)	(289,867)

Cash Flows from Financing Activities:
Proceeds from Extension Promissory Note	—	578,534
Repayment of promissory note - related party	(150,000)	—
Net cash (used in) provided by financing activities	(150,000)	578,534

Net change in cash	(74,626)	578,288
Cash - beginning of the period	178,975	3,527
Cash - end of the period	$104,349	$581,815

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$285,024	$595,034

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering consummated on October 12, 2021 (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates non-operating income in the form of interest income from the amount held in the Trust Account (as defined below), as well as late filing penalties and reimbursement of expenses from AERKOMM.

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

In connection with the October 10, 2025 extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026, March 23, 2026, April 21, 2026, June 8, 2026, July 1, 2026, July 14, 2026, August 31, 2026, the Company made eleven deposits of $28,042 each into the Company’s Trust Account in connection with November 2025, December 2025, January 2026, February 2026, March 2026, April 2026, May 2026, June 2026, July 2026, August 2026 and September 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026, April 12, 2026, May 12, 2026, June 12, 2026, July 12, 2026, August 12, 2026 and September 12, 2026 respectively.

During the three and six months period ended June 30, 2026, the Company repaid $150,000 of the outstanding Promissory Note to the Sponsor.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

June 30, 2026

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 9, 2026 (the “2025 Annual Report”), which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on March 15, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Consideration

As of June 30, 2026, the Company had approximately $104,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.5 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has until October 12, 2026, if all extensions of the Extended Date are exercised, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

June 30, 2026

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on November 13, 2023 the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders (see Note 1). As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account were in cash.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption — December 31, 2025	701,043	$8,781,221
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	—	145,595
Class A ordinary shares subject to possible redemption — March 31, 2026	701,043	8,926,816
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	—	139,429
Class A ordinary shares subject to possible redemption — June 30, 2026	701,043	$9,066,245

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed consolidated financial statements.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Class A Ordinary Shares subject to possible redemption
Numerator: Net income (loss) allocable to Class A ordinary shares (Redeemable)	$99,953	$(112,929)	$313,153	$(59,954)
Denominator: Weighted Average Class A ordinary shares (Redeemable)
Basic and diluted weighted average shares outstanding	701,043	1,610,373	701,043	1,610,373
Basic and diluted net income (loss) per share	$0.14	$(0.07)	$0.45	$(0.04)

Class A (non-redeemable) and Class B Ordinary Shares
Numerator: Net income (loss) allocable to Class A ordinary shares (non-redeemable) and Class B ordinary shares	819,821	(403,224)	2,568,504	(214,074)
Denominator:
Weighted Average Class A (non-redeemable) and Class B ordinary shares — Basic and diluted weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share	$0.14	$(0.07)	$0.45	$(0.04)

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

June 30, 2026

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Administrative Support Agreement

On October 6, 2021, the Company entered into an agreement with the Sponsor, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees; however, the Sponsor waived these fees for the three and six months ended June 30, 2026 and 2025.

Related Party Loans

The Sponsor has committed to loan the Company an aggregate of up to $1,400,000 for working capital purposes (“Committed Sponsor Loans”), at the Company’s request, on or after January 15, 2022. Such Committed Sponsor Loans will be convertible into Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or up to $1,400,000 in the aggregate. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to (except in the case of the Committed Sponsor Loans), loan the Company additional funds as may be required on a non-interest basis (together with the Committed Sponsor Loans, the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay any such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,400,000 of such loans (which amount includes the Committed Sponsor Loans) may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, there were no borrowings under any Working Capital Loans.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On August 18, 2025 and September 10, 2025, the Company repaid an aggregate of $480,000 under the Extension Promissory Note. During the three and six months period ended June 30, 2026, the Company repaid $150,000 under the Extension Promissory Note. As of June 30, 2026 and December 31, 2025, the Company had a total of $3,805,175 and $3,955,175, respectively drawn on the Extension Promissory Note. In accordance with ASC 815 the Company analyzed the fair value of the derivative included in the conversion options and determined its value at zero since inception of each advance under the note, see Note 9 for further information.

Due from related party

The Company covered certain expenses on behalf of its Sponsor, paying $15,086 and $14,750 as of June 30, 2026 and December 31, 2025, respectively, of which such amount is included in due from related party in the accompanying condensed consolidated balance sheets.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

June 30, 2026

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

On June 12, 2025, September 10, 2025, November 19, 2025 and December 19, 2025, AERKOMM wired $150,000, $200,000, $65,000 and $85,000, respectively, to the Company as partial repayment of the accounts receivable, which relates to target delay charge that AERKOMM is obligated to pay under SAFE Note Agreements No. 3. $0 and $150,000 benefit from credit loss was recognized during the three and six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company recorded a $4,032,958 and $3,125,542 accounts receivable related to a target delay charge, respectively. Simultaneously, a full allowance for credit loss of $4,032,958 and $3,125,542 were recognized as of June 30, 2026 and December 31, 2025, respectively.

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

June 30, 2026

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

The Company analyzed the SAFE agreement under ASC 480 and ASC 815, noting that the Common Stock and Incentive Shares issuable under the SAFE Agreement do not meet the requirements for equity classification. As a result, the Common Stock and Incentive Shares are required to be classified as a liability and measured at fair value with changes in fair value recorded in earnings. The SAFE notes were issued by AERKOMM and as such the liability has been reflected in the unaudited condensed consolidated financial statements of AERKOMM at issuance and as of June 30, 2026.

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

June 30, 2026

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

June 30, 2026

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

On January 7, 2026, March 12, 2026 and May 22, 2026, the Company received $125,000, $260,000 and $130,000, respectively, for a total of $515,000 from AERKOMM for working capital needs. Pursuant to a working capital support agreement with AERKOMM, the Company recognizes $130,000 per month in working capital support, which is recorded as a reduction of operating and formation expenses.

During the three and six months ended June 30, 2026, the Company recognized $390,000 and $780,000, respectively, of working capital support.

As of June 30, 2026, $425,000 remained outstanding and was recorded as Due from AERKOMM in the accompanying condensed consolidated balance sheets.

NOTE 7. WARRANTS

As of June 30, 2026 and December 31, 2025, there were an aggregate of 18,650,000 warrants outstanding, comprised of 11,500,000 Public Warrants and 7,150,000 Private Placement Warrants.

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

June 30, 2026

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

June 30, 2026

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 4,002,121 Class A ordinary shares issued and outstanding, excluding 701,043 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 1,747,879 Class B ordinary shares issued and outstanding, and the Initial Shareholders, including the Anchor Investors, owned 67% of the Company’s issued and outstanding shares on an as-converted basis.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2026
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

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, assets held in the Trust Account were comprised of approximately $9.1 million and $8.8 million in cash held by Trust Account, respectively.

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Placement Warrants:

	June 30, 2026	December 31, 2025
Stock price	$12.06	$12.06
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.28	5.78
Volatility	2.2%	2.20%
Risk-free rate	4.12%	3.74%
Fair value	$0.02	$0.15
Probability of Business Combination	0.07%	5.40%

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value at December 31, 2025	$1,072,500
Change in fair value of Private Placement Warrants	(715,000)
Fair value at March 31, 2026	$357,500
Change in fair value of Private Placement Warrants	(214,500)
Fair value at June 30, 2026	$143,000

Fair value at December 31, 2024	$429,000
Change in fair value of Private Placement Warrants	(143,000)
Fair value at March 31, 2025	$286,000
Change in fair value of Private Placement Warrants	286,000
Fair value at June 30, 2025	$572,000

The Company recognized $559,500 gain and $2,424,500 gain on change in the fair value of the Public Warrants and Private Placement Warrants in the accompanying unaudited condensed consolidated statements of operations for the three and six month period ended June 30, 2026, respectively and $746,000 loss and $373,000 loss on change in fair value of the Public Warrants and Private Placement Warrants in the accompanying unaudited condensed consolidated statements of operations for the three and six month period ended June 30, 2025, respectively.

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

The estimated fair value of the conversion feature related to the Extension Promissory Note as of issuance and for the periods ended June 30, 2026 and 2025 is zero.

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

IX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

	June 30,	December 31,
	2026	2025
Cash held in the Trust Account	$9,066,245	$8,781,221
Cash	$104,349	$178,975

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating and formation (income) expenses	$(304,970)	$74,707	$(340,383)	$356,195
Income from cash held in the Trust Account	$55,304	$154,554	$116,774	$305,167

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

On July 1, 2026, July 14, 2026, and August 31, 2026 the Company made three deposits of $28,042 each into the Company’s trust account in connection with June, July and August, 2026 extension contributions to extend the life until July 12, 2026, August 12, 2026, and September 12, 2026, respectively.

On July 20, 2026, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 6”), and on August 6, 2026, the Company and AERKOMM entered into another SAFE Agreement (the “SAFE Note Agreement No. 7”). As a result, SAFE Agreements for an aggregate of $13,000,000 have been entered into to date. The SAFE Agreements will automatically convert upon the Closing of the Merger at $11.50 per share of the Company Common Stock. If the SAFE Agreements automatically convert upon the Closing of the Merger, in addition to 1,130,435 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Parent Common Stock, or 1,062,609 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

As of September 8, 2026, the Company’s current deadline to consummate an initial business combination is September 12, 2026. The Company intends to seek an additional extension of the period to consummate its initial business combination.

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

On October 23, 2025, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 5”). As a result, as of June 30, 2026, SAFE Agreements for an aggregate of $8,997,200 have been entered into. The SAFE Agreements will automatically convert upon the closing of the merger at $11.50 per share of IXAQ’s Common Stock. If the SAFE Agreements automatically convert upon the closing of the merger, in addition to 782,365 of IXAQ’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of IXAQ’s Common Stock, or 735,423 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

On July 20, 2026, the Company and AERKOMM entered into a new SAFE Agreement (the “SAFE Note Agreement No. 6”), and on August 6, 2026, the Company and AERKOMM entered into another SAFE Agreement (the “SAFE Note Agreement No. 7”). As a result, SAFE Agreements for an aggregate of $13,000,000 have been entered into to date. The SAFE Agreements will automatically convert upon the Closing of the Merger at $11.50 per share of the Company Common Stock. If the SAFE Agreements automatically convert upon the Closing of the Merger, in addition to 1,130,435 of the Company’s Common Stock, the SAFE Agreements are also convertible into an additional 94% of the number of shares of Parent Common Stock, or 1,062,609 shares to be held in escrow subject to the same Milestone Events outlined in the Merger Agreement under the Incentive Merger Consideration (the “Incentive Shares”) section.

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

On January 7, 2026, March 12, 2026 and May 22, 2026, the Company received $125,000, $260,000 and $130,000, respectively, for a total of $515,000 from AERKOMM for working capital needs. Pursuant to a working capital support agreement with AERKOMM, the Company recognizes $130,000 per month in working capital support, which is recorded as a reduction of operating and formation expenses.

During the three and six months ended June 30, 2026, the Company recognized $390,000 and $780,000, respectively, of working capital support.

As of June 30, 2026, $425,000 remained outstanding and was recorded as Due from AERKOMM in the accompanying condensed consolidated balance sheets.

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

In connection with the October 10, 2025 extraordinary general meeting, 909,330 shares were tendered for redemption for cash at an approximate price of $12.35 per share, for an aggregate of approximately $11.2 million. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026, March 23, 2026, April 21, 2026, June 8, 2026, July 1, 2026, July 14, 2026 and August 31, 2026, the Company made eleven deposits of $28,042 each into the Company’s Trust Account in connection with November 2025, December 2025, January 2026, February 2026, March 2026, April 2026, May 2026, June 2026, July 2026, August 2026 and September 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026, April 12, 2026, May 12, 2026, June 12, 2026, July 12, 2026, August 12, 2026 and September 12, 2026, respectively.

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

On October 12, 2024, November 13, 2024, December 13, 2024, January 17, 2025, February 12, 2025, March 12, 2025, May 13, 2025, June 13, 2025, August 8, 2025, August 13, 2025 and September 15, 2025, the Company made twelve deposits of $48,311 for November, December, January, February, March, April, May, June, July, August, September and October extension contributions, respectively, to extend the life until October 12, 2025. On November 4, 2025, November 18, 2025, December 19, 2025, January 23, 2026, February 20, 2026 and March 23, 2026, April 21, 2026, June 8, 2026, July 1, 2026, July 14, 2026 and August 31, 2026, the Company made eleven deposits of $28,042 each into the Company’s Trust Account in connection with November 2025, December 2025, January 2026, February 2026, March 2026, April 2026, May 12, 2026, June 12, 2026, July 12, 2026, August 12, 2026 and September 12, 2026 extension contributions to extend the life until November 12, 2025, December 12, 2025, January 12, 2026, February 12, 2026, March 12, 2026 and April 12, 2026, May 12, 2026, June 12, 2026, July 12, 2026, August 12, 2026 and September 12, 2026, respectively.

As of June 30, 2026 and December 31, 2025, the outstanding principal under the Third Amended and Restated Extension Promissory Note was $3,805,175 and $3,955,175, respectively.

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

Results of Operations

Our entire activity since inception up to June 30, 2026 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination target and we have been working on the initial business combination since it was entered into. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2026, we had net income of approximately $920,000, which consisted of approximately $560,000 from change in fair value of derivative warrant liability, approximately $55,000 in income from cash held in the Trust Account and approximately $305,000 in operating and formation income.

For the three months ended June 30, 2025, we had net loss of approximately $516,000, which consisted of approximately $75,000 in operating and formation expense and $746,000 from change in fair value of derivative warrant liability, which were partially offset by approximately $154,000 in income from cash held in the Trust Account and $150,000 of benefit from credit loss.

For the six months ended June 30, 2026, we had net income of approximately $2.9 million, which consisted of approximately $2.4 million from change in fair value of derivative warrant liability, approximately $117,000 in income from cash held in the Trust Account and approximately $340,000 in operating and formation income.

For the six months ended June 30, 2025, we had net loss of approximately $274,000, which consisted of approximately $356,000 in operating and formation expenses and approximately $373,000 from change in fair value of derivative warrant liability, which were partially offset by $305,000 in income from cash held in the Trust Account and $150,000 of benefit from credit loss.

As of June 30, 2026 and 2025, we recorded a $4,032,958 and $1,866,583 account receivable related to a target delay charge. Simultaneously, a full allowance for credit loss of $4,032,958 and $1,866,583 was recognized as of June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, we had approximately $104,000 in cash held outside of the Trust Account and a working capital deficit of approximately $6.5 million.

For the six months ended June 30, 2026, net cash provided by operating activities was approximately $244,000. Net income of approximately $2,881,000 was affected by income from cash held in the Trust Account of approximately $117,000, change in fair value of warrant liabilities of approximately $2.4 million and changes in operating assets and liabilities provided approximately $97,000 of cash for operating activities. Cash used in investing activities resulted from monthly extension deposits into the Trust Account of approximately $168,000. Cash used in financing activities resulted from the payment of promissory note – related party of $150,000.

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

As of June 30, 2026, we had cash held in the Trust Account of approximately $9.1 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if applicable, and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Administrative Support Agreement

On October 6, 2021, we entered into an agreement with the IX Acquisition Services LLC, to pay up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the liquidation, we will cease paying these monthly fees; however, the Sponsor waived these fees for the three and six months ended June 30, 2026 and 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we have identified the following critical accounting estimates related to the Private Placement Warrants and Convertible Promissory Note.

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

Convertible Promissory Note

The Company determined that the conversion feature within its Extension Promissory Note requires bifurcation as an embedded derivative under ASC 815. In determining the fair value of the embedded derivative, assumptions related to expected share-price volatility, expected term, risk-free interest rate and the probability of a Business Combination are utilized. Based on these assumptions, the Company determined that the fair value of the embedded derivative was $0 as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 8, 2026	IX Acquisition Corp.

	By:	/s/ Noah Aptekar
	Name:	Noah Aptekar
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)